Form 10-K405
period 1998-12-31
INTEREP NATIONAL RADIO SALES INC
filed 1999-03-31
CIK 796735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                       OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________


                  Commission file number   333-60575
                                         -------------

                       INTEREP NATIONAL RADIO SALES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                    13-1865151
---------------------------------------   --------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


  100 Park Avenue, New York, New York                       10017
---------------------------------------   --------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 916-0700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities registered under Section 12(b) of the Exchange Act:  None.


     Securities registered under Section 12(g) of the Exchange Act:  None.


     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                   Yes   [_]   No   [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As there is no trading market for the Registrant's common stock, the Registrant has not computed the aggregate market value of the Registrant's common stock held by non-affiliates.

     The number of shares of the Registrant's Common Stock as of March 30, 1999 was 297,976 shares of Common Stock, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                     PART I

Item 1.   BUSINESS

General

          Interep National Radio Sales, Inc., a New York corporation ("Interep" or the "Company"), is the largest independent national spot radio advertising representation firm ("rep firm") in the United States. The Company is the exclusive rep firm for independent radio stations, regional radio station groups and national station groups, including, among others, Infinity Broadcasting Corporation ("Infinity"), Clear Channel Communications, Inc. ("Clear Channel") and the ABC Radio Division of ABC, Inc. ("ABC"). The Company serves radio stations in all 50 states and in 97 of the top 100 radio markets. The Company's client radio stations are diversified across all formats, including country, rock, sports, Hispanic, classical, urban, news and talk. Interep has built strong relationships with its clients, some of which date back 40 years. The Company represents its clients pursuant to exclusive representation contracts.

          National spot advertising is commercial air time sold by radio stations to advertisers located outside of their local markets and typically represents approximately 20% of a radio station's revenue. Radio stations typically retain rep firms like Interep on an exclusive basis to sell commercial air time to national and regional advertisers and sell air time to local advertisers through in-house sales forces.

          Interep's principal executive offices are located at 100 Park Avenue, New York, New York 10017. The Company's telephone number is (212) 916-0700, and its Internet address is www.interep.com.

Operating Strategy

          The Company's objectives are to continue to enhance its position as the leading national spot radio advertising rep firm in the United States and to increase revenues and earnings. The Company's strategy to attain these goals includes the following:

          Superior Client Service.   The Company strives to provide consistently
superior services to its clients with innovative features that differentiate it from its competitors. For example, Interep pioneered the use of dedicated rep firms, such as ABC Radio Sales, CBS Radio Sales and Clear Channel Radio Sales, for the representation of individual radio station groups, which allows a client to benefit from the comprehensive services offered by the Company while still projecting its corporate identity to advertisers. The Company also provides wide-ranging market research, sales planning and selling strategy consulting services to its clients. The Company has enhanced the level of its services to clients and advertisers alike through the growing use of technology, such as networked and mobile computing. The Company has recently opened its Internet website, where clients and advertisers, on a secure basis, can access market research.

          Promotion of Radio.   Interep believes that, although radio
advertising expenditures are rising, they still are not commensurate with consumer exposure time to radio. This provides an opportunity for continued growth. The Company uses its proprietary database of demographic and socioeconomic profiles of radio audiences in promoting the use of radio for advertising. In 1991, Interep introduced its Radio 2000(R) program to advance the ongoing growth of radio advertising by focusing on advertisers who do not use radio advertising or who are underutilizing the medium. The Radio 2000 sales force works with these advertisers to demonstrate how radio can help them achieve their goals and create marketing opportunities. The Company believes that Radio 2000 has contributed to the growth of radio advertising revenues in the aggregate and, by virtue of Interep's leading market position, its own growth.

          Expanding Market Share.   Interep will seek to continue to expand its
market share by (i) developing new clients, (ii) packaging and marketing portfolios of client stations as "unwired networks" of unaffiliated stations grouped together to meet advertisers' particular needs and (iii) developing innovative sales programs. The Company seeks to represent station groups that are acquirers of additional radio stations, such as Infinity, Clear Channel, Sinclair Communications, Inc. and ABC, in order to accelerate the growth of its client base. The Company uses unwired networks of its client stations to radio advertisers and advertising agencies to enable advertisers to place advertisements efficiently on as few as two stations or as many as all stations represented by Interep to target specific groups or markets. The Company believes that its innovations, such as Radio 2000 and dedicated rep firms, will continue to contribute to its growth.

Industry Overview

          The Radio Representation Business.   Radio stations generally retain
national rep firms, such as the Company, on an exclusive basis, to sell national spot commercial air time to advertisers located outside of the stations' local markets. Sales of air time to local advertisers are usually handled by a station's own sales force. National spot radio advertising is so named because it is placed or "spotted" in one or more broadcast markets, in contrast to network advertising, which is broadcast simultaneously throughout the United States on network-affiliated stations. Although it varies by station, national spot radio advertising is believed to typically account for approximately 20% of a radio station's revenue. Generally, national spot radio advertising time is purchased by advertising agencies or media buying services hired by advertisers to place advertising.

          The Company believes that a product or service can be advertised efficiently through spot purchases of radio air time. Because of its national presence, large market share, established relationships with advertising agencies and media buying services and extensive marketing resources, the Company can sell national spot air time more effectively than its client stations could on their own. A rep firm seeks to promote the interests of each individual radio station client that it represents to facilitate the purchase of national spot air time on that station. This is accomplished, in part, by identifying advertiser needs and matching those needs with the demographic profile and other relevant characteristics typical of the station's audience. The ability to target specific groups is important because an advertiser's given product may appeal to a specific socioeconomic or demographic group, and different radio programming formats are usually designed to appeal to specific audiences. There are approximately two dozen major radio programming formats in the United States, including country, rock, sports, Hispanic, classical, urban, news and talk. Within each format there are sub-formats that tend to attract an audience with similar characteristics, and the differences between the audiences can be significant. Research can show a correlation between the target market for an advertiser's product and the audience attracted to a particular radio programming format. Thus, the Company believes that it demonstrates to advertisers that radio, in general, and its client stations, in particular, are a highly effective advertising medium.

          Clients. The Company represents many of the largest and most successful radio station groups in the United States. For the year ended December 31, 1998, Infinity (then the Radio Group of CBS Corporation) accounted for 25.9% of the total commission revenues of the Company. No other station or station group accounted for more than 10% of such commission revenues.

          Representation Contracts.   Rep firms generate revenues by earning
commissions on the sale of advertising time on client stations. Revenues are based on radio station "net billings," that is, gross advertising billings less customary advertising agency and media buying service commissions (which are typically 15% in the aggregate). The Company's representation contracts are exclusive and generally provide for an initial term followed by an evergreen period. During the evergreen period, the contract term continues unless and until notice of cancellation is given in accordance with the provisions of the contract, typically involving at least 12 months' notice.

          Representation contracts generally provide for termination payments to be made to a rep firm if the client terminates the contract without cause. The amount of such payments is typically equal to the estimated commissions that would have been payable to the rep firm during the remaining portion of the initial term and the evergreen period, plus two months. For example, if a contract with an initial term of five years and a one-year evergreen period is canceled after three years, the Company would be compensated in an amount equal to 38 months of commissions (that is, 24 months for the remaining term, 12 months for the evergreen notice period, plus two months). It is customary in the industry for the successor rep firm to make this payment. The Company generally amortizes the cost of acquiring a new representation contract over the initial term of such contract, although contracts are expected to provide significantly longer-term revenue beyond this initial period. The Company recognizes revenue resulting from the termination of a contract with a client as of the effective date of the termination. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General", below.

          Government Regulation. The radio industry is subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934 (the "Communications Act"). The Telecommunications Act of 1996 amended the Communications Act in several key respects. It required the FCC to revise its ownership rules for radio stations to remove the national limit on the number of stations that any one single entity may own, or in which it could have an attributable interest, and to increase the number of stations that an entity may own, or in which it may have an attributable interest, in a local market. The FCC implemented these directives in March 1996 by revising its multiple ownership rules for radio stations. There is now no limit on the number of radio stations one entity may own, operate or control nationally. As to local market restrictions, in most circumstances, the revised rules permit an entity to own, or hold an attributable interest in, a maximum of between five and eight stations (a maximum of between three and five of which may be in the same service (e.g., AM or FM)) in the same market, depending on the size of the market (as determined in accordance with FCC regulations). The revised rules have led to significant growth in the concentration of ownership of radio stations among fewer owners. These changes have had the effect of increasing the level and frequency of buyouts of representation contracts, which has resulted in and may, in the future, result in the Company losing clients as well as gaining clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General", below.

          In addition, the United States Congress and the FCC regularly have under consideration, and may adopt in the future, new laws, regulations and policies regarding a wide variety of matters (including technological changes) that could affect the operations and ownership of the Company's clients and, as a result, the Company's business. The Company is unable to predict if or when such laws, regulations or policies might be adopted and implemented and, if implemented, the effect they will have on the radio representation industry or the future results of the Company's operations. Notwithstanding these considerations, the Company believes that it is also possible that larger station groups may be more likely than single station owners to pursue national spot advertising and to do so through rep firms. As individual stations become acquired by large station groups, additional commercial inventory would likely become available for a national spot rep firm to sell.

The Company's Organization

          The Company is organized into seven rep firms and five geographic regions. The rep firms focus on servicing client stations while the regional offices coordinate selling efforts to advertisers. Some of the rep firms, such as McGavren Guild, Allied Radio Partners and D&R Radio, have long histories and are the product of mergers or consolidations of two or more smaller rep firms. Others, such as CBS Radio Sales, Clear Channel Radio Sales and ABC Radio Sales, were recently established for the purpose of representing a single station group as a dedicated unit. The rep firms operate through the Company's 15 strategically-located offices in Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, Minneapolis, New York, Philadelphia, Portland, St. Louis, San Antonio, San Francisco and Seattle. The names of the Company's rep firms are McGavren Guild, D&R Radio, CBS Radio Sales, Allied Radio Partners, Clear Channel Radio Sales, Caballero Spanish Media and ABC Radio Sales.

          The Company's rep firms collaborate on the marketing of radio to advertisers and advertising agencies. Once advertisers or agencies decide to use radio, each rep firm is responsible for selling the strengths of its client stations. The presidents of the rep firms, as well as the senior management of the Company, concentrate on expanding the Company's market share by developing new clients and maintaining service relationships with existing clients. The activities of the rep firms' respective marketing and sales forces are coordinated through the Company's regional executives, working with the rep firm presidents. The regional executives are responsible for the overall sales effort to advertisers and for managing the Company's relationships with advertisers within their regions. Between the rep firm presidents and the regional executives, relationships with radio station and advertising agencies are closely coordinated. Senior management of the Company is responsible for planning firm-wide strategy, establishing policies and procedures, operating the Radio 2000 program and providing research and technology resources and financial and accounting services for all of the rep firms and offices. The Company employs marketing, research and sales support personnel to facilitate its overall sales efforts on behalf of its client stations as well as employees in the information services, corporate communications, administrative and financial areas.

Sales Support

          Interep's sales force is strategically located in 15 cities across the United States to provide effective coverage of the major media buying centers. In order to sell air time for its clients, the Company has established strong relationships with advertisers, advertising agencies and media buying services. The Company has also implemented the Radio 2000 program and established a sales force of Radio Marketing Specialists dedicated to the promotion of radio advertising for this purpose. These specialists help advertisers, through their advertising agencies or media buying services, develop effective radio advertising strategies with the objective of influencing and facilitating their purchases of radio advertising air time.

          The Company supports its sales efforts with sophisticated media research, using a proprietary database of demographic and socioeconomic profiles of every major U.S. radio market to help advertisers refine their radio advertising strategies. This database is compiled from a wide array of industry information and data services (e.g., The Arbitron Company, Scarborough, AdSpender, and Simmons Market Research). The Company provides advertisers with profiles of the audiences of the Company's client stations in specific geographic areas, and, by showing correlations between buying patterns for various products and services and specific demographic and socioeconomic characteristics, helps advertisers reach their target audiences. The information may also be used to recommend specific promotions, the appropriate blending of media for an advertising campaign or the most effective programming vehicles for a particular advertising campaign. In this way, the Company's sales force helps advertisers plan radio advertising schedules using selected stations represented by the Company. The Company also provides sales promotion support through concept development and sales promotion programs. These programs blend advertising support, merchandising and sales incentive programs to enable the Company to suggest promotional campaigns, including partnerships with other advertising media.

          The Company believes that the overall demand for national radio advertising is enhanced by its packaging and selling of advertising time on various "unwired networks," which are unaffiliated groups of client stations grouped together to meet advertisers' particular needs. By placing advertising with these networks, an advertiser can reach a large, targeted audience more efficiently than if it were to place advertising with many stations one at a time. Due to the Company's leading market share and diverse client station base, it is well-positioned to offer unwired networks. An advertising agency or media buying service derives additional benefits from the Company's unwired networks as the Company often performs research, scheduling, billing, payment and pre-analysis and post-analysis functions relating to the advertising time purchase.

          The Company has an extensive computer network with over 600 computer terminals. Each employee has his or her own desktop or mobile computer equipped with e-mail and internet capability linked directly to many client stations and advertising agencies.

          The Company uses an extensive in-house training program for its work force called the Interep Radio University. This program was established to help ensure the continuing effectiveness of the Company's staff. The Company requires most of its professional employees to spend approximately two weeks each year in the Company's in-house training programs, which use its own personnel as well as instructors from some of the leading marketing and management education programs in the United States, including Harvard Business School and The Wharton School.

Internet

          The Company has recently begun to expand its representation activities to the Internet and is focusing on representing radio stations which broadcast radio programming over the Internet (sometimes referred to as "audio streaming" or "bit streaming"), as well as Internet website operators. With regard to the former, the Company will seek national advertisers for the advertising spots which are included in the radio programming on its client stations which is also broadcast over the Internet, much as it does for normal radio broadcasts. For website operators, the Company seeks advertisers who typically place "banner" advertise ments on the websites which, if clicked, bring the Internet user to a promotion or the website of the advertiser.

Competition

          The Company's success depends on its ability to acquire and retain representation contracts with radio stations. The media representation business is highly competitive, both in the competition for clients and in the sale of air time to advertisers. The Company's only significant competitor in the national spot radio representative industry is Katz Media Group, Inc., a subsidiary of a major radio station group owner. The change of ownership of a client station frequently results in a change of representation firm. The pace of consolidation in the radio industry has increased as a result of the Telecommunications Act of 1996, resulting in larger station groups. In addition, the recent increase in the number of ownership changes of radio stations has increased the frequency of the termination or buyout of representation contracts. Further, as station groups have become larger, they have gained bargaining power with representation firms over rates and terms. As a result, the Company continually competes for both the acquisition of new client stations as well as the maintenance of existing relationships.

          The Company competes not only with other independent and network media representatives but also with direct national advertising, national radio networks, syndicators and other brokers of radio advertising. The Company also competes on behalf of its clients for advertising dollars with other media such as broadcast and cable television, newspapers, magazines, outdoor and transit advertising, Internet advertising, point-of-sale advertising and yellow pages directories. Certain of the Company's competitors have greater financial and marketing resources than does the Company, and such resources may provide them with a competitive advantage in competing for client stations.

          The Company believes that its ability to compete successfully is based on its ability to acquire and retain representation contracts, the number of stations and the inventory of air time it represents, its ability to offer unwired networks, its strong relationships with advertisers, its research and marketing services to clients and advertisers, its use of technology, the experience of its management and the training and motivation of its sales personnel. The Company believes that it competes effectively, in part, through its employees' knowledge of, and experience in, the Company's business and industry and their long standing relationships with clients.

1998 Financing Transactions

          In July 1998, the Company effected a Rule 144A private placement of $100 million principal amount of its 10% Senior Subordinated Notes due 2008 (the "Original Notes"). In March 1999, the Company consummated an exchange offer of $100 million principal amount of its 10% Senior Subordinated Notes due 2008 (the "New Notes") for the Original Notes. The New Notes are identical to the Original Notes, except that they were registered under the Securities Act of 1933. The New Notes are governed by an Indenture, dated July 2, 1998, between the Company, its subsidiaries and Summit Bank, as trustee (the "Indenture").

          The issuance of the Original Notes was a part of a series of transactions (the "Financing Transactions") effected by the Company in 1998 to refinance existing indebtedness, to redeem preferred stock and associated shares of common stock, increase the availability of funds for working capital and general corporate purposes (including funds to acquire representation contracts) and to enhance the Company's operating and financial flexibility. The Financing Transactions included the repayment of all outstanding obligations under the Company's then current $55.0 million revolving credit facility (the "Old Credit Facility) and the establishment of a new $10.0 million credit facility (the "New Credit Facility"). Borrowings under the New Credit Facility are subject to the achievement of certain financial ratios and compliance with certain other covenants. In addition, the Company repurchased all of its outstanding shares of its Series A Preferred Stock, at face value plus accrued dividends, and certain associated shares of the Company's Common Stock (the "Common Stock") held by Providence Media Partners, L.P. ("Providence"), for a total purchase price of $14.1 million, and of its Series B Preferred Stock, at face value plus accrued dividends, and certain associated shares of Common Stock, from certain members of management, for a total purchase price of $2.6 million. The Company will incur annual interest expense of $10.0 million in respect of the New Notes and a $0.4 million annual amortization charge related to the Financing Transactions.

Employees

          As of February 28, 1999, the Company employed approximately 610 employees, of which approximately 581 were sales-related personnel. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are excellent.

Item 2.        PROPERTIES

          The Company leases approximately 145,000 square feet of office space in 16 cities through out the United States. The Company's principal executive offices are located at 100 Park Avenue, New York, New York, where the Company occupies 66,700 square feet under a lease which expires in March 2005. The Company believes that its office premises are adequate for its foreseeable needs.

Item 3.        LEGAL PROCEEDINGS

          The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

          There is no trading market for the Company's Common Stock. The number of holders of record of the Company's Common Stock as of March 30, 1999 was
49. The Company did not pay cash dividends to its shareholders for the years ended December 31, 1998 or 1997. The Indenture provides that the Company will not declare or pay any cash dividends unless at the time of such payment certain conditions are met, including that there be no defaults with respect to the New Notes.

Item 6.        SELECTED FINANCIAL DATA

                      Selected Consolidated Financial Data

The following table presents selected consolidated financial data of the Company as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, which was derived from audited consolidated financial statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.



                                                                             Year Ended December 31,
                                                       -----------------------------------------------------------------------
                                                         1994           1995           1996           1997          1998
                                                       -----------------------------------------------------------------------
                                                                             (dollars in thousands)
Statement of Operations Data:
Commission revenue                                         $ 66,559      $ 70,306       $ 72,858       $ 87,096      $ 87,735
Contract termination revenue                                 10,918        12,194         18,876         26,586        37,221
                                                       -----------------------------------------------------------------------
Total revenues                                               77,477        82,500         91,734        113,682       124,956

Operating expenses:
        Selling expenses                                     47,130        48,240         53,251         63,135        61,618
        General and administrative expenses                  11,186        14,005          9,626         12,541        11,864
        Depreciation and amortization (1)                     9,929        13,073         20,988         28,954        36,436
                                                       -----------------------------------------------------------------------
        Total operating expenses                             68,245        75,318         83,865        104,630       109,918
                                                       -----------------------------------------------------------------------
Operating income                                              9,232         7,182          7,869          9,052        15,038
Interest expense, net (2)                                     3,280         3,385          3,911          3,779         6,744
                                                       -----------------------------------------------------------------------
Income before provision for income taxes                      5,952         3,797          3,958          5,273         8,294
Provision for income taxes                                      422         1,843          1,885          2,359         3,446
                                                       -----------------------------------------------------------------------
Net income                                                    5,530         1,954          2,073          2,914         4,848
Preferred stock dividend requirements and
     redemption premium (3)                                     903         1,159          1,364          1,590         5,031
                                                       -----------------------------------------------------------------------
Net income (loss) applicable to common shareholders        $  4,627      $    795       $    709       $  1,324      $   (183)
                                                       -----------------------------------------------------------------------



Balance Sheet Data (at end of period):
Cash and cash equivalents                                  $  5,208      $  1,752       $  2,653       $  1,419      $ 32,962
Total assets                                                 56,375        76,881         93,930        141,030       184,508
Long-term debt (including current portion)                   24,227        35,221         34,235         44,425       100,103
Redeemable preferred stock                                    2,639         3,970          5,334          6,924             -
Redeemable common stock                                       3,678         4,132          4,662          4,522             -
Shareholders' deficit                                        (2,589)       (1,452)        (2,684)        (1,609)       (1,222)

Other Financial Data:
EBITDA (4)                                                 $ 19,161      $ 20,255       $ 28,857       $ 38,006      $ 51,474
EBITDA margin                                                 24.7%         24.6%          31.5%          33.4%         41.2%
Capital expenditures                                          1,283         1,689          1,021            792         1,270
Net cash flows from operating activities                     15,880        14,001         35,982         23,821        29,404
Net cash flows from investing activities                     (1,746)       (5,199)        (1,021)          (792)       (1,270)
Net cash flows from financing activities                    (10,778)      (12,258)       (34,060)       (24,263)        3,409
Ratio of earnings to fixed charges (5)                        2.24x         1.75x          1.69x          1.96x         1.75x

(1) Includes amortization of contract acquisition costs.

(2) Interest expense is shown net of interest income of $99, $109, $138, $109 and $864 during the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

(3) Includes payment in excess of carrying value of $4,097 in conjunction with the redemption of the preferred stock in July 1998.

(4) EBITDA represents income before interest, taxes, depreciation and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt.

(5) Ratio of earnings to fixed charges represents income from operations before fixed charges less interest expense and the imputed interest factor of rent expense.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The following discussion is based upon and should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

          Certain statements contained in this Report, including without limitation, statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both domestic and foreign; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company after the Financing Transactions; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including, without limitation, under the caption "Business." Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

          The Company derives substantially all of its revenues from commissions on sales of national spot radio advertising air time on behalf of radio stations represented by the Company. Generally, national spot advertising time is purchased by advertising agencies or media buying services retained by advertisers to create advertising campaigns and to place advertising with radio stations and other media. The Company receives commissions from its client radio stations based on the national spot radio advertising billings of the station, net of the standard advertising agency and media buying services commissions (typically 15%). Commission rates are negotiated and set forth in a client's representation contract. Since commissions are based on the prices paid to radio stations for spots, the Company's revenue base is constantly adjusted for inflation.

          The Company's operating results generally are dependent on (i) increases and decreases in the size of the total national spot radio advertising market, (ii) changes in the Company's share of this market, (iii) acquisitions and terminations of representation contracts and (iv) the Company's operating expense levels. The effect of these factors on the Company's financial condition and results of operations has varied from period to period.

          Total United States national spot radio advertising annual revenues have grown from approximately $1.1 billion to approximately $2.0 billion during the six years ended December 31, 1998. The performance of the national spot radio advertising market is influenced by a number of factors, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio.

          The Company's share of the national spot advertising market changes as a result of increases and decreases in the amount of national spot advertising broadcast on the Company's client stations.

Moreover, the Company's market share increases as the Company acquires representation contracts with new client stations, and decreases if current client station representation contracts are terminated. Thus, the Company's ability to attract new clients, while retaining existing clients, significantly affects its market share. In this regard, the value of representation contracts which have been acquired or terminated during the last few years has tended to increase, due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the enactment of the Telecommunications Act of 1996. Accordingly, in recent years, the Company's rep contract acquisition activity has increased and the Company has devoted a significant amount of its resources to acquiring representation contracts. At the same time, there has been an increase in the amount of revenue received by the Company on the termination of representation contracts. The decision to acquire a representation contract is based on the market share opportunity presented and an analysis of the costs and net benefits to be derived. The Company continuously seeks opportunities to acquire additional representation contracts on attractive terms, while maintaining its current clients. The Company's ability to acquire and maintain representation contracts has had, and will continue to have, a significant impact on its revenues and cash flows.

          Following industry practice, the Company acts as the exclusive national rep firm for each of its client radio stations pursuant to a written contract. If a station terminates its contract prior to the scheduled termination date, the station is obligated to pay the Company, as required by the contract or in accordance with industry practice, an amount approximately equal to the commissions the Company would have earned during the unexpired term of the canceled contract, plus an additional two months of "spill over" commissions (representing commissions earned on advertising placed or committed to prior to the contract termination but broadcast thereafter). In practice, these amounts are usually paid by the successor rep firm which signs a new contract with the station and assumes the responsibility for payment to the former rep firm. Such payments are usually made in equal monthly installments over a period consisting of one-half the number of months remaining under the terminated contract. For example, if the Company acquires the representation contract of a station which is terminating its contract with a competing rep firm with a remaining unexpired term of 12 months, the total obligation would be 14 months of commissions payable in seven equal monthly installments.

          The Company recognizes revenue resulting from the termination of a contract with a client as of the effective date of the termination. In this regard, when a contract is terminated, the unamortized portion, if any, of the expense originally incurred on acquisition of such contract is written-off entirely. Historically, these amounts have not been material. With respect to its entry into a representation contract with a new client, the Company amortizes the contract acquisition cost incurred in equal monthly installments over the life of the new contract. As a result, the Company's operating income is affected, negatively or positively, by the acquisition or loss of client stations.

          The Company has been unable to identify a method to forecast any trends in buyout activity, or in the amount of revenue or expense which will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12 months preceding the date of termination (the "trailing period"). The amount recognized by the Company as contract termination revenue in any period is not, however, indicative of such revenue that may be realized in any future period from contract terminations, because, historically, the level of buyout activity has varied from period to period and because the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period also vary to a considerable extent. Accordingly, while the consolidation of ownership in the radio broadcast industry which has followed the enactment of the Telecommunications Act of 1996 has increased buyout activity and amounts, the impact of such activity on the Company's revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

          While the commission revenue generated under a representation contract during a trailing period is used in the calculation of the payments to be made by the Company on its acquisition of such contract, such revenue should not be relied on as an indication of the future commission revenue to be generated by the Company under that contract. Such revenue will depend on a number of factors, including the amount of national spot advertising broadcast by the station involved. This, in turn, will be affected by factors such as general and local economic conditions, consumer attitudes and spending patterns, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio.

          The Company's selling and corporate expense levels are dependent on management decisions regarding operating and staffing levels and on inflation. Selling expenses represent all costs associated with the Company's marketing, sales and sales support functions. Corporate expenses include items such as corporate management, corporate communications, financial services, advertising and promotion expenses and employee benefit plan contributions.

          The Company's business normally follows the pattern of advertising expenditures in general and is seasonal to the extent that radio and television advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be relatively weaker during the first calendar quarter. Radio advertising generally increases during the second and third quarters due to holiday-related advertising, school vacations and back-to-school sales. In addition, radio also tends to experience increases in the amount of advertising revenues as a result of special events such as Presidential election campaigns. Furthermore, the level of advertising revenues of radio stations, and therefore the level of revenues of the Company, is susceptible to prevailing general and local economic conditions and the corresponding increases or decreases in the budgets of advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

          Commission Revenues.   Commission revenue increased in 1998 to $87.7
million, approximately 1.0%, from $87.1 million in 1997.   The increase is
primarily attributable to a general increase in national spot advertising on client stations, as revenue from new client station representation contracts was offset in large part by the loss of representation contracts, primarily with SFX, which was acquired by an affiliate of a competitor of the Company, and Nationwide Communications, which was acquired by Jacor Communications.

          Contract Termination Revenue.   Contract termination revenue increased
$10.6 million during 1998 to $37.2 million, from $26.6 million in 1997, primarily as a result of the termination of the SFX and Nationwide Communication representations. This 40% increase in amount reflected the fact that the value of representation contracts acquired or terminated during the last few years has tended to increase, due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the enactment of the Telecommunications Act of 1996. During 1998, approximately 220 client stations terminated rep contracts with the Company, which contracts generated an aggregate of approximately $9.6 million of commission revenue during their trailing periods.

          Selling Expenses. Selling expenses for 1998 declined by $1.5 million or approximately 2.4%, to $61.6 million, from $63.1 million during 1997. The improvement was primarily due to the effect of cost reduction programs initiated by the Company during 1997.

          General and Administrative Expenses. General and administrative expenses declined approximately 5.4%, to $11.9 million for 1998, from $12.5 million during 1997. The primary cause of this improvement was the lower cost levels achieved through the relocation of the Company's accounting and finance functions from New York to Florida in 1997.

          Depreciation and Amortization.   Depreciation and amortization
increased by $7.5 million in 1998, to $36.4 million, from $29 million in 1997. This 25.8% increase was due to the amortization of new representation contracts. The Company acquired representation contracts with approximately 300 new radio stations in 1998. These contracts are believed by the Company to have generated an aggregate of approximately $10.7 million of commission revenue during the trailing periods preceding their acquisition.

          Operating Income. Operating income increased by $6 million, or 66.1%, for 1998, compared with 1997, for the reasons discussed above.

          Interest Expense, net. Interest expense, net increased $3.0 million, or 78.4%, to $6.7 million for 1998, compared to $3.8 million for 1997. This increase primarily resulted from the interest on the $100.0 million of Original Notes issued in July 1998, offset by the $0.8 million increase in interest earned on temporary investments.

          Provision for Income Taxes.    Provision for income taxes for 1998
increased to $3.4 million, from $2.4 million for 1997. This $1 million, or 46.1%, increase was the result of an increase in the Company's pretax income.

          Net Income. The Company's net income for 1998 increased by $1.9 million, or 66.4%, to $4.8 million, from $2.9 million in 1997, for the reasons discussed above.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

          Commission Revenues.   Commission revenue increased $14.2 million, or
20.0%, to $87.1 million during 1997 from $72.9 million in 1996. This increase was caused primarily by the Company's entry into new representation contracts during 1997 with (i) CBS stations and Jefferson-Pilot Corp. stations previously represented by a subsidiary of CBS, Inc., (ii) Susquehanna stations and (iii) radio stations acquired by Clear Channel, including stations formerly owned by Paxson Communications Corp.

          Contract Termination Revenue.   Contract termination revenue increased
$7.7 million during 1997 to $26.6 million, from $18.9 million in 1996. This 40.8% increase reflected the fact that the value of representation contracts acquired or terminated during the last few years has tended to increase, due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the enactment of the Telecommunications Act of 1996. During 1997, approximately 160 client stations terminated rep contracts with the Company which generated in aggregate approximately $7.0 million of commission revenue during the trailing periods.

          Selling Expenses.   Selling expenses increased approximately 18.6% in
1997, to $63.1 million, from $53.3 million during the prior year. This $9.8 million increase was related to the increase in commission revenue in the same period, both due to the Company's entry into new representation contracts, as well as an increase in management incentive compensation of $1.5 million payable on the achievement of specific goals.

          General and Administrative Expenses.   General and administrative
expenses for 1997 were $12.5 million, an increase of $2.9 million, or 30.3%, over 1996. The major factors in this increase were a one-time cost of $1.4 million to relocate the Company's accounting and finance functions from New York to Florida as part of the Company's cost reduction programs and the increased costs attendant on servicing new representation contracts.

          Depreciation and Amortization.   Depreciation and amortization
increased by $8.0 million in 1997, to $29.0 million, from $21.0 million in 1996. This 38.0% increase was due to the amortization of new representation contracts. The Company acquired, in 1997, representation contracts with approximately 360 new stations, which contracts are believed by the Company to have generated an aggregate of approximately $14.0 million of commission revenue during the trailing periods preceding their acquisition.

          Operating Income.   Operating income increased $1.2 million, or 15.0%,
to $9.0 million in 1997, from $7.9 million in 1996, for the reasons discussed above.

          Interest Expense, net.   Interest expense, net declined approximately
$0.1 million to $3.8 million in 1996, from $3.9 million in 1997 due to slightly lower average borrowings for the year.

          Provision for Income Taxes.   Provision for income taxes for 1997
increased by $0.5 million, to $2.4 million, from $1.9 million in 1996 as a result of an increase in the Company's pretax income.

          Net Income.   The Company's net income increased $0.8 million to $2.9
million in 1997 as compared to $2.1 million in 1996, for the reasons discussed above.

Liquidity and Capital Resources

          The Company's cash requirements have been primarily funded by cash provided from operations and financing transactions. Cash provided by operating activities during 1998 amounted to $29.4 million, as compared to $23.8 million in 1997 and $36.0 million in 1996. These fluctuations were primarily attributable to changes in receivables pertaining to representation contract buyouts.

          Net cash used in investing activities is attributable to capital expenditures. Capital expenditures of $1.3 million, $0.8 million and $1.0 million for 1998, 1997 and 1996, respectively, were primarily for computer equipment and upgrades.

          Overall cash provided by financing activities of $3.4 million during 1998 resulted from the Financing Transactions in 1998 offset by acquisitions of station representation contracts. Cash used in financing activities during 1997 and 1996 was $24.3 million and $34.1 million, respectively, primarily attributable to acquisitions of station representation contracts and debt repayments offset by increased borrowings.

          In general, as the Company acquires new representation contracts, it uses more cash and, as its contracts are terminated, it receives additional cash. For the reasons noted in "General" above, the Company is not able to predict the amount of cash it will require for contract acquisitions, or the cash it will receive on contract terminations, from period to period. The Company believes, however, that, based on its historical performance, it will generate sufficient cash from operations and borrowings to fund its foreseeable contract acquisition payment requirements.

          In July 1998, as part of the Financing Transactions, the Company issued $100.0 million principal amount of the Original Notes, which were subsequently exchanged for the same principal amount of the New Notes. The proceeds of this issuance were used in part to repay the entire outstanding balance under the Company's then current credit facility and to redeem all of the outstanding shares of the Company's Series A Preferred Stock and Series B Preferred Stock, at face value plus accrued dividends, and certain associated shares of the Company's Common Stock. The Company also entered into the New Credit Facility, which provided for a $10.0 million revolving credit facility, with BankBoston, N.A. ("BankBoston") and Summit Bank ("Summit"). The term of the New Credit Facility is six years. The Company's obligations under the New Credit Facility are secured by a first priority perfected lien on all property and assets, tangible and intangible, of the Company and its subsidiaries. The Company has made no borrowings under the New Credit Facility to date.

          The Company believes that its enhanced liquidity due to the Financing Transactions, together with anticipated cash from continuing operations, should be sufficient to fund its operations and anticipated needs for required representation contract acquisition payments and to make required payments of principal and interest under the New Credit Facility and 10.0% annual interest payments on the New Notes. The Company may not, however, generate sufficient cash flow for these purposes or to repay the New Notes at maturity. The Company's ability to fund its operations and required contract buyout payments and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company may also need to refinance all or a portion of the New Notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

Year 2000 Assessment

          Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. During 1998, the Company completed an assessment of its internal readiness to implement Year 2000 compliant systems on a timely basis. The Company currently utilizes software systems for its accounting, billing and database management functions, among others, which were developed by third parties or which the Company developed using third party software development tools. These third parties have advised the Company that such systems are Year 2000 compliant or, in some cases, will be made Year 2000 compliant through the installation of software patches or upgrades. The Company expects to complete implementation of all necessary programming changes needed to make its systems Year 2000 compliant during the first quarter of 1999 and does not believe that the related cost will have a material adverse effect on the Company. The Company estimates that its expenditures for Year 2000 compliance implementation during 1999 could be $250,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and any inability to implement such changes could have a material adverse effect on the Company.

          The Company has not completed its assessment of the Year 2000 compliance of its radio station clients, nor of the possible consequences to the Company of the failure of one or more of its radio station clients to become Year 2000 compliant on a timely basis. It is possible that if a substantial number of the Company's radio station clients failed to implement Year 2000 compliant billing or payment systems, for example, their payments to the Company of commissions on the sale of radio advertising time might be disrupted, which might adversely effect the Company's cash flow. The Company will discuss these matters with its key radio station clients during 1999 to attempt to ascertain whether and to what extent such problems are likely to occur. It is not clear, however, what, if any measures the Company could take to deal with such eventualities while still maintaining client relationships. The Company has been advised by its principal suppliers of data base information services and payroll services that they will be Year 2000 compliant on a timely basis. The Company does not believe that it has other relationships with vendors or suppliers which, if disrupted due to the failure of such vendors and suppliers to deal adequately with their own Year 2000 compliance issues, would have a material adverse effect on the Company.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk from changes in interest rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rate fluctuations through its regular operating and financing activities. The Company's policy is not to use financial instruments for trading or other speculative purposes. The Company is not currently a party to any financing instruments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial information required by this item appears in the pages marked F-1 through F-20 at the end of this Report and is incorporated herein by reference as if fully set forth herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

          The following table sets forth certain information regarding the directors and the executive officers (the "Executive Officers") of the Company:

             Name              Age                      Positions
             ----              ---                      ---------
Ralph C. Guild  ..............  70  Chairman of the Board and Chief Executive
                                    Officer; Director
Marc G. Guild  ...............  48  President, Marketing Division; Director
William J. McEntee, Jr. ......  55  Vice President and Chief Financial Officer
Stewart Yaguda  ..............  43  President, Radio 2000
Charles Parra  ...............  35  Chief Information Officer
Leslie D. Goldberg  ..........  56  Director
Jerome S. Traum  .............  63  Director

          All directors are elected, and all Executive Officers are appointed, for terms of one year.

          Ralph C. Guild has been Chairman of the Board and Chief Executive Officer of the Company since 1986, and has served as a director of the Company since 1967. He has been employed by the Company or its predecessors since 1957 in various capacities. In November 1991, Mr. Guild became one of the first inductees into the Broadcasting Hall of Fame. Mr. Guild serves on the Boards of Trustees of the Museum of Television & Radio, the Center for Communications and the University of the Pacific. In April 1998, Mr. Guild received the Golden Mike Award from the Broadcasters Foundation for outstanding contributions to the radio industry.

          Marc G. Guild has been President, Marketing Division, of the Company since November 1989, and has served as a director of the Company since 1989. He was Executive Vice President of Network Sales/Operations of the Company from 1986 to 1989. Mr. Guild has been employed by the Company or its predecessors since 1975 in various capacities. As President, Marketing Division of the Company, Mr. Guild plays a key role in the Company's sales and marketing programs, the Interep Radio University and the Company's research and technology divisions and also oversees the Company's regional executives. Mr. Guild serves on the Board of Directors of the International Radio and Television Foundation. Marc Guild is the son of Ralph Guild.

          William J. McEntee, Jr. has been Vice President and Chief Financial Officer of the Company since March 1997. Mr. McEntee serves in such positions pursuant to a Services Agreement between the Company and Media Financial Services, Inc. See "Certain Transactions and Relationships." Mr. McEntee was Chief Financial Officer at Sudbrink Broadcasting in West Palm Beach, Florida, from 1971 through 1994. Mr. McEntee owned and managed WCEE-TV in Mt. Vernon, Illinois from 1994 until selling the station in 1996. Mr. McEntee currently owns WIOJ-AM in Jacksonville, Florida. He is a certified public accountant and formerly served as an audit manager for Arthur Andersen & Co.

          Stewart Yaguda has been President of the Company's Radio 2000 Program since April 1992. Mr. Yaguda was a director of marketing for Ciba-Geigy, an international pharmaceuticals company, from 1985 to 1992, where he was responsible for a marketing budget of over $30 million for certain over-the-counter drugs. From 1981 to 1985, he was a product manager at Nabisco Brands. As President of the Company's Radio 2000 Program, Mr. Yaguda is responsible for attracting new advertisers to radio and expanding the advertising budgets of existing radio advertisers. He holds an M.B.A. from New York University.

          Charles Parra has been Chief Information Officer of the Company since September 1997. From July 1995 to August 1997, he was the Company's Director of Information Technology. Mr. Parra was a project manager for the information systems group at Russell Reynolds Associates, a New York-based executive search firm, from 1993 through 1995. From 1990 to 1993, Mr. Parra was a technical specialist for Sharp Electronics.

          Leslie D. Goldberg served as President of the Company from August 1986 to the end of 1995, and has served as a director of the Company since 1986. He has been employed by the Company since 1968 in various capacities. Mr. Goldberg serves on the Board of Directors of the Radio Advertising Bureau.

          Jerome S. Traum has served as a director of the Company since 1994. Mr. Traum has been a partner with the New York law firm of Moses & Singer since June 1995. Before that, he was of counsel to the New York law firm of Proskauer Rose Goetz & Mendelsohn, beginning in 1991. Previously, he was a general partner of The Blackstone Group, an investment banking firm.

Director Compensation

          Directors do not receive compensation for their services as directors, but are reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors.

Item 11.  EXECUTIVE COMPENSATION

          The following table shows compensation for services rendered in all capacities to the Company for the year ended December 31, 1998 by the "Executive Officers," that is, the Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer.


                           Summary Compensation Table

                                                                                Long-Term Compensation
                                                                          -----------------------------------
                                             Annual Compensation                      Awards          Payouts
                                     -----------------------------------  --------------------------  -------
                                                                                         Securities
                                                                           Restricted    Underlying
          Name and                                        Other Annual        Stock       Options/     LTIP       All Other
     Principal Position        Year   Salary    Bonus     Compensation      Award(s)      SARs (#)    Payouts  Compensation(1)
     ------------------        ----  --------  --------  ---------------  -------------  -----------  -------  ---------------
Ralph C. Guild                 1998  $910,659  $215,000      $104,583(2)      --            --          --        $19,141
   Chairman of the Board
 and Chief Executive
 Officer
Marc G. Guild  .               1998   315,659   126,000            --         --            --          --         19,141
 President, Marketing
 Division
William J. McEntee, Jr.   .    1998   111,223        --            --         --            --          --          9,855
 Vice President and
 Chief Financial
 Officer(3)
Stewart Yaguda  .              1998   125,659    66,000        27,500(4)      --            --          --         19,141
 President, Radio
 2000 Division
Charles Parra  .               1998   108,865     5,000            --         --            --          --         11,840
 Chief Information
 Officer

------------------
(1) Includes amounts contributed by the Company on behalf of Messrs. Ralph Guild, Marc Guild, William McEntee, Stewart Yaguda and Charles Parra to the Stock Growth Plan of $14,341, $14,341, $8,777,

    $14,341 and $11,135, respectively and to the 401(k) Plan of $4,800, $4,800,
    $1,078, $4,800 and $705, respectively.
(2) Represents payments under a supplemental income agreement. See "-- Employment Contracts".
(3) Mr. McEntee serves in such capacities pursuant to a Services Agreement between the Company and Media Financial Services, Inc. See "Certain Transactions and Relationships." Mr. McEntee began his employment with the Company on March 1, 1997.
(4) Represents contributions to a compensation deferral arrangement.

                                        OPTION GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------

                                                                                                      Potential
                                                                                                      Realizable
                                                                                                       Value At
                                                                                                    Assumed Annual
                                            Individual Grants                                       Rates Of Stock
----------------------------------------------------------------------------------------------------    Price
                                 Number of        Percent Of                                         Appreciation
                                Securities      Total Options/                                        For Option
                                Underlying       SARs Granted     Exercise Or                            Term
                               Option/SARs       To Employees      Base Price                     -------------------
           Name                 Granted(#)      In Fiscal Year       ($/Sh)      Expiration Date  5% ($)  10% ($)
---------------------------------------------------------------------------------------------------------------------
Ralph C. Guild                  30,000                59.7%         $79.36         June 2008     1,908,731  4,449,561
                                60,000                              $83.92         July 2008     3,543,862  8,625,523
                                 2,500                              $87.78       December 2008     138,011    349,747
                           ------------------------------------------------------------------------------------------
Marc G. Guild                    5,000                 9.7%         $79.36         June 2008       318,122    741,594
                                10,000                              $83.92         July 2008       590,644  1,437,587
                           ------------------------------------------------------------------------------------------
William J. McEntee, Jr.          5,000                12.9%         $79.36         June 2008       318,122    741,594
                                15,000                              $83.92         July 2008       885,966  2,156,381
                           ------------------------------------------------------------------------------------------
Stewart Yaguda                  10,000                 6.5%         $83.92         July 2008       590,644  1,437,587
                           ------------------------------------------------------------------------------------------
Charles Parra                      -                     -         -                    -              -        -
                           ------------------------------------------------------------------------------------------

__________
See footnotes to Security Ownership Table at page 20, below.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

          The following table sets forth, as to each Executive Officer who holds options, the status of their options at the end of fiscal 1998. No options were exercised by any of them during fiscal 1998.

                                  Number of                         Number of                  In-the-Money
                               Shares Acquired     Value       Unexercised Options/          Options/SARs at
            Name                 on Exercise    Realized($)  SARs at Fiscal Year End      Fiscal Year End ($)(1)
            ----               ---------------  -----------  ------------------------  ----------------------------
                                                             Exercisable     Non-      Exercisable  Non-exercisable
                                                             -----------  exercisable  -----------  ---------------
                                                                          -----------
Ralph C. Guild  .............         --             --         60,000       62,500     1,396,000          --

Marc G. Guild  ..............         --             --         10,000       10,000       191,450      38,600
William J. McEntee, Jr. .....         --             --          5,000       15,000        42,100      57,900
Stewart Yaguda  .............         --             --           --         10,000          --        38,600
Charles Parra  ..............         --             --           --           --            --          --

---------------
(1) Fair market value of the Common Stock as of June 30, 1998 ($87.78 per share), as determined by an independent appraisal, minus exercise price multiplied by the number of shares subject to the option. In determining the fair market value of the Common Stock, for which no trading market exists, the Board of Directors relies on independent appraisals, the most recent of which is as of June 30, 1998.

     Employee Stock Ownership Plan

          The Company established the ESOP in 1975 to provide participating employees with a stock ownership interest in the Company. The ESOP is a stock bonus plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and is also an employee stock ownership plan under
Section 4975(e)(7) of the Code. The assets of the ESOP are held in trust and are invested primarily in the Common Stock. The trustees of the ESOP are appointed by the Board of Directors of the Company and are responsible for the administration of the ESOP and the investment of its assets. The current trustees are Ralph Guild, Leslie D. Goldberg and Marc Guild.

          Each employee of the Company becomes eligible to participate in the ESOP following completion of one year of service, with a minimum of 1,000 hours of service to the Company. As of December 31, 1998, the ESOP had 404 participants. ESOP participation is mandatory and non-contributory for all eligible employees. Individual accounts are maintained under the ESOP for each participant. A participant becomes fully vested in his or her account in stages over five years of service to the Company or earlier, without regard to years of credited service, on the occurrence of total and permanent disability, death or attainment of the later of age 65 or the fifth anniversary of his or her participation in the ESOP. In the event of termination of the employment of a participant who is not fully vested, any non-vested portion of his or her account will be forfeited and reallocated among the remaining participants' accounts.

          The Company may make annual contributions to the ESOP, in the form of cash or shares of Common Stock, in such amounts as may be determined by its Board of Directors, subject to certain limitations imposed by the Code. Company contributions for each plan year are allocated to the participants' accounts based on the relative total compensation of each participant, subject to certain limitations under the Code. The Company has made, however, no contributions to the ESOP since 1994. The Company made a loan to the ESOP of $1.9 million in 1996 to fund distributions of the Common Stock from the ESOP in connection with the
termination of employment of participants.   As of December 31, 1998, none of
such indebtedness remained outstanding. See "Risk Factors--Repurchase Obligation Under Employee Benefit Plan".

          The ESOP provides that the trustees will generally determine the manner in which shares of Common Stock owned by the ESOP are voted. With respect, however, to voting in connection with certain significant matters specified in the Code, such as mergers, recapitalizations, or a liquidation, dissolution or sale of all or substantially all of the assets of the Company, each participant has the right to direct the trustees as to the voting of the shares of Common Stock allocated to his or her account. Allocated shares for which no directions are received in these circumstances will be voted by the trustees as they deem to be in the best interests of the ESOP and its participants.

          Following a participant's termination of service, distribution of the vested amount in his or her account will generally be made in cash. Cash distributions will be based on the fair market value of the Common Stock, determined by the ESOP's independent appraiser as of the December 31 preceding the participant's termination. Distributions will normally be made in equal quarterly installments over a period of time ranging up to five years, depending on the size of the participant's account. Pending the final date of distribution, a participant's account balance will be credited with interest at rates based on U.S. Treasury Bill rates.

     Stock Growth Plan

          The Board of Directors established the Stock Growth Plan, effective as of January 1, 1995, to provide participating employees with a stock ownership interest in the Company. The Stock Growth Plan is a stock bonus plan qualified under Section 401(a) of the Code. The assets of the Stock Growth Plan are invested primarily in Common Stock and are held in trust. The trustees of the Stock Growth Plan are appointed by the Board of Directors and are responsible for the administration of the Stock Growth Plan and the investment of its assets. The current trustees are Ralph Guild, Leslie D. Goldberg and Marc Guild.

          Each employee of the Company who is regularly scheduled to work at least 20 hours per week is eligible to participate in the Stock Growth Plan as of his or her date of hire. As of December 31, 1998, the Stock Growth Plan had 561 participants. Participation in the Stock Growth Plan is mandatory for all eligible employees. All Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service.

          The Company makes regular payments to the Stock Growth Plan following each payroll period, primarily in the form of cash (although payments in the form of shares of Common Stock are permitted under the provisions of the Stock Growth Plan) in such amounts as may be determined by the Board of Directors, subject to certain limitations imposed by the Code. Such cash payments have been used, and are intended to be used, for the foreseeable future, primarily to purchase shares of Common Stock from the ESOP. These purchases are designed to fulfill the Stock Growth Plan's purpose of investing in the Company, while providing increased liquidity for the ESOP. Individual accounts are maintained under the Stock Growth Plan for each participant. Payments for each plan year are allocated to the participants' accounts based on the relative total compensation of each participant, subject to certain limitations under the Code and by taking into account benefits available under the Social Security Act.

          The Stock Growth Plan provides that the trustees will generally determine the manner in which the shares of Common Stock owned by the Stock Growth Plan are voted. With respect to voting in connection with certain significant matters specified in the Code, such as mergers, recapitalizations, or a liquidation, dissolution or sale of all or substantially all of the assets of the Company, each participant has the right to direct the trustees as to the voting of the shares of Common Stock allocated to his or her account. Allocated shares for which no directions are received in these circumstances will be voted by the trustees as they deem to be in the best interests of the ESOP and its participants.

          Following a participant's termination of service, distribution of his or her account will be made in four annual installments, with the first installment to occur as soon as practicable after termination of employment. If a participant's benefit does not exceed $3,500, the distribution will be made in a single lump sum as soon as practicable following termination of service. Distributions will normally be made in cash.

     Compensation Deferral Plan

          The Company established a Compensation Deferral Plan in 1994 for the purpose of providing deferred compensation to a select group of executive employees. The Compensation Deferral Plan had 15 participants, each of whom is or was a member of senior management or a highly compensated employee. During 1994 and 1995, each plan participant deferred the receipt of a portion of the compen sation otherwise payable to them for such periods. The Company then contributed to the Compensation Deferral Plan trust shares of the Series B Preferred Stock and the Common Stock. Each participant's account was credited with an initial balance of the Series B Preferred Stock (valued at $1,000 per share) equal in value to the amount deferred by the participant, plus 11.2875 shares of Common Stock for each share of the Series B Preferred Stock so credited. The Company made no further contributions to the Compensation Deferral Plan. In connection with the Financing Transactions, the cash proceeds of the redemption of the shares of the Series B Preferred Stock and the associated shares of the Common Stock were allocated among the plan participants strictly in accordance with the shares allocated to their account as of the date of redemption. The Compensation Deferral Plan is in the process of distributing such proceeds to the participants and is being terminated. See "Certain Transactions and Relationships."

     401(k) Plan

          The Company maintains the 401(k) Plan, which allows employees to save a portion of their salaries on a tax-deferred basis pursuant to the provisions of Section 401(k) of the Code. Each employee of the Company becomes eligible to participate in the 401(k) Plan on the first day of the month following the date he or she completes one year of service. As of December 31, 1998, the 401(k) Plan had [560] participants. The assets of the 401(k) Plan are held in trust. The trustee of the 401(k) Plan is appointed by the Board of Directors of the Company, and the current trustee is Fidelity Management Trust Company.

          Each eligible employee may make a pre-tax contribution from salary in an amount not greater than 15% of his or her respective total compensation during each calendar year under the 401(k) Plan. For 1998, the limit under the Code for pre-tax contributions is $10,000. As of December 31, 1998, the 401(k) Plan had 143 participants.

          Each year, the Company contributes, for each participant who makes a pre-tax contribution, a matching contribution on the first 6% of such participant's compensation ("Matching Contribution") in an amount equal to a percentage of such participant's pre-tax contribution. Such percentages are determined annually by the Board of Directors, and the percentage for 1998 was 50%. The Company may also make discretionary contributions to be allocated among all participants in proportion to their relative total compensation. In order to share in the allocation of matching contributions and discretionary contributions, a participant must be employed on the last day of the calendar year (and, for discretionary contributions, complete at least 1,000 hours of service), unless such employee terminated employment during the year as a result of such employee's retirement, death or disability. In any year, combined Company and employee contributions (when aggregated with contributions to the ESOP and the Stock Growth Plan) allocated to a participant are not permitted to exceed the lesser of $30,000 or 25% of a participant's total taxable compensation for the year. The portion of a participant's account balance attributable to pre-tax contributions is at all times 100% vested and non-forfeitable, while the portion attributable to contributions made by the Company vests in 20% increments on the completion of each year of service with the Company. Participants direct the investment of their accounts. The 401(k) Plan currently offers participants the choice of four mutual funds provided through Fidelity Investments.

          A 401(k) participant's account will be distributed to such participant following separation from service, attainment of retirement age, death or disability. In addition, upon attaining age 59/1//2, a participant may elect to withdraw the balance in such participant's account. Prior to the occurrence of any of the foregoing events, a participant may apply for a hardship withdrawal of his or her pre-tax contributions in certain circumstances. Subject to certain dollar limitations imposed by the 401(k) Plan and federal law, a participant is also permitted to borrow from the 401(k) Plan.

     Employment Contracts

          Ralph Guild is employed as Chairman of the Board and Chief Executive Officer of the Company under an employment agreement with the Company renewed in March 1999. The term of this agreement runs through February 29, 2004 and is automatically extended for an additional year each March 1 unless either the Company or Mr. Guild notifies the other on or before February 1 of the same year of its or his election not to extend the agreement. Under the agreement, Mr. Guild receives a base salary of not less than $925,000 per year, plus any bonuses, incentive or other types of additional compensation which the Board of Directors determines to pay. Further, Mr. Guild is entitled, annually, to receive incentive compensation based on increases in the Company's EBITDA. If EBITDA for the year in question is greater than the EBITDA for the previous year, Mr. Guild will be entitled to a bonus equal to a percentage of his base salary equal to two times the percentage increase of EBITDA for such year over the higher of EBITDA for the prior year and the highest EBITDA for any prior year back to 1998. If the Company elects not to extend the term of the agreement, the Company will retain Mr. Guild as a consultant for two years after the end of the term of the agreement at a fee equal to his base salary in effect at such time.

          The agreement provides for continued payment of Mr. Guild's base salary through the balance of its term, plus two years, if (i) Mr. Guild terminates his employment with the Company by reason of the Company's material breach of the agreement, (ii) Mr. Guild is not re-appointed as Chairman of the Board and Chief Executive Officer of the Company or ceases to be elected as a director of the Company, other than by his own choice or for reasons justifying his termination of employment by the Company for cause, or (iii) there is a change in control of the Board of Directors of the Company. Mr. Guild may not compete with the Company during the term of the employment agreement and for any period during which he is receiving compensation thereunder. The employment agreement also provides (i) in the case of Mr. Guild's permanent disability, for payments to Mr. Guild equal to 75% of his then current salary, less any income disability benefits to which Mr. Guild may be entitled, for the balance of his employment term and (ii) in the case of Mr. Guild's death, for a death benefit equal, on the request of Mr. Guild's estate or his designated beneficiary, to either the present value at the time of his death of the entire amount of the salary that would have been payable to him for the balance of his employment term or the payment of his then current salary over the balance of his employment term.

          Mr. Guild also has a supplemental income agreement pursuant to which the Company pays him $104,583 per year, payable in monthly installments, through 2008. The Company maintains a whole life insurance policy on Mr. Guild for the purpose of funding the supplemental income agreement.

          Marc Guild is employed as President, Marketing Division of the Company under an employment agreement entered in 1991. The term of this agreement runs through January 1, 2001 and is automatically extended for an additional year each January 1 unless either the Company or Mr. Guild notifies the other on or before December 1 of the preceding year of its or his election not to extend the agreement. Under the agreement, Mr. Guild receives a base annual salary of $320,000 and an incentive amount of $80,000 per year, which is payable by the Company only if it achieves certain financial or other goals set by the Company and Mr. Guild at the beginning of each year. The agreement provides for continued payments of base salary through the balance of its term if (i) there is a change in control of the Company, (ii) Mr. Guild is not re-appointed to his office with the Company or ceases to be a director of the Company, other than by reason of his own choice or the termination of his employment for cause by the Company or (iii) Mr. Guild's termination of his employment by reason of a material breach by the Company of the agreement. The agreement also provides (i) in the case of Mr. Guild's permanent disability, for payments to him equal to 75% of his then current salary, less any income disability benefits that he may receive or to which he may be entitled, for the duration of the term of the agreement and (ii) in the case of Mr. Guild's death, for a death benefit equal to the present value at the time of death of the entire amount of the salary that would have been payable to Mr. Guild for the balance of his employment term or the payment of his then current salary over the balance of his employment term.

Indemnification Agreements

          The Company is a party to an indemnity agreement with each of its directors and certain of its executive officers which provides that the indemnitee will be entitled to receive indemnification, which may include advancement of expenses, to the full extent permitted by law for all expenses, judgments, fines, penalties and settlement payments incurred by the indemnitee in actions brought against him or her in connection with any act taken in the indemnitee's capacity as a director or executive officer of the Company. Under these agreements, an indemnitee's entitlement to indemnification in a particular case will be made by a majority of the disinterested members of the Board of Directors, if such members constitute a quorum of the full Board and, if they do not, by independent legal counsel selected by the Board.

Compensation Committee Interlocks and Insider Participation

          For the fiscal year ended December 31, 1998, the entire Board of Directors determined executive officer compensation. Two members of the Board of Directors, Ralph Guild and Marc Guild, are officers of the Company, and have participated in certain transactions with the Company during fiscal 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of March 30, 1999, information concerning the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially more than 5% of the Common Stock, (ii) each director of the Company, (iii) each of the Executive Officers and (iv) all directors and Executive Officers of the Company as a group. As of March 30, 1999, there were 297,976 shares of Common Stock outstanding and 36,573 shares held in treasury.

                                                                          Number of Shares
Name                                                                   Beneficially Owned(1)   Percent
----                                                                   ---------------------   --------
ESOP(1)  .............................................................        199,684            67.0%%
Stock Growth Plan(1)  ................................................         67,366            22.6
Ralph C. Guild(2),(3)  ...............................................        163,718            38.9
Marc G. Guild(2), (4)  ...............................................         29,082             9.1
William J. McEntee, Jr.(5)  ..........................................         20,066             6.3
Stewart Yaguda (6)  ..................................................         10,914             3.5
Charles Parra  .......................................................            258             *
Leslie D. Goldberg (7)  ..............................................             --             --
Jerome S. Traum  .....................................................             --             --
All Directors and Executive Officers as a Group (7 Persons)(1),(3)-(7)        224,038            47.6

---------------
*   Less than 1%

(1) The shares shown in this table as being owned beneficially by Messrs. Ralph Guild, Marc Guild, McEntee, Yaguda and Parra and by all directors and executive officers as a group include shares owned by the ESOP and the Stock Growth Plan and allocated to plan accounts maintained for such persons. At March 30, 1999, the combined number of shares allocated by such plans to such persons and all directors and executive officers as a group was as follows: Ralph Guild, 32,563 shares, Marc Guild, 6,052 shares, William J. McEntee, Jr., 66 shares, Stewart Yaguda, 914 shares, Charles Parra, 258 shares, and all directors and executive officers as a group, 39,853 shares. ESOP and Stock Growth Plan participants have the right to direct the votes of the shares allocated to them with respect to certain significant matters submitted to a vote of the Company's shareholders, although the trustees of the ESOP and Stock Growth Plan have the authority to vote all shares held by such plans in their discretion with regard to all other matters, including the election of directors. Messrs. Ralph Guild, Goldberg and Marc Guild are the sole trustees of the ESOP and the Stock Growth Plan. See "Manage ment-- Executive Compensation."
(2) Ralph Guild and Marc Guild are father and son and each disclaims beneficial ownership of the other's holdings.
(3) Includes options granted to Ralph Guild (i) in 1988 to purchase 10,000 shares of the Common Stock at an exercise price of $32.62 per share, (ii) in 1991 to purchase 10,000 shares at an exercise price of $57.91 per share,
    (iii) in 1995 to purchase 10,000 shares at an exercise price of $81.63 per share, (iv) in June 1998 to purchase 30,000 shares at an exercise price of $79.36 per share and (v) in July 1998 to purchase 60,000 shares at an exercise price of $83.92 per share. All of such options are currently exercisable. The options referred to in clauses (i), (ii) and (iii) expire in December 2005 and the options referred to in clause (iv) and (v) expire in June 2008 and July 2008, respectively. Does not include options to purchase 2,500 shares of Common Stock granted in December 1998, at an exercise price of $87.78,which will not be exercisable until June 1999 and will expire in December 2008. All of the exercise prices referred to in this Note 3 were equal to the value per share of Common Stock on the date of grant, as established by an independent appraiser.
(4) Includes options granted to Marc Guild in (i) 1991 to purchase 5,000 shares of Common Stock at the appraisal-based exercise price of $57.91 per share,
    (ii) June 1998 to purchase 5,000 shares of Common

    Stock at the appraisal-based exercise price of $79.36 per share and (iii) July 1998 to purchase 10,000 shares of Common Stock at the appraisal-based exercise price of $83.92 per share, all of which are fully exercisable. These options expire in December 2005, June 2008 and July 2008, respectively.
(5) Includes options granted to Mr. McEntee in (i) June 1998 to purchase 5,000 shares of Common Stock at the appraisal-based exercise price of $79.36 per share and (ii) July 1998 to purchase 15,000 shares of Common Stock at the appraisal-based exercise price of $83.92 per share, all of which are fully exercisable. Such options will expire in June 2008 and July 2008, respectively.
(6) Includes options granted to Mr. Yaguda in July 1998 to purchase 10,000 shares of Common Stock at the appraisal-based exercise price of $83.92 per share, which options are fully exercisable and will expire in July 2008.
(7) Does not include options to purchase 2,500 shares of Common Stock granted to Mr. Goldberg in December 1998, at an exercise price of $87.78 ,which will not be exercisable until June 1999 and will expire in December 2008.

          The address for the ESOP, the Stock Growth Plan and Messrs. Marc Guild, Yaguda and Parra is Interep National Radio Sales, Inc., 100 Park Avenue, New York, New York 10017. Ralph Guild's address is 10 South Lake Trail, Palm Beach, Florida 33480. Mr. Goldberg's address is 200 Keller Lane, North Salem, New York 10560. Mr. McEntee's address is 2090 Palm Beach Lakes Boulevard, West Palm Beach, Florida 33409 and Mr. Traum's address is Moses & Singer, 1301 Avenue of the Americas, New York, New York 10019.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In November 1993, Providence purchased 5,000 shares of the Series A Preferred Stock and 57,117 shares of the Common Stock for an aggregate purchase price of $5.0 million. As part of the Financing Transactions, the Company redeemed all of the shares of the Series A Preferred Stock owned by Providence (including the 5,000 shares issued to Providence in 1993 and 2,813 shares issued or issuable to Providence as stock dividends from time to time thereafter through the date of redemption in lieu of cash dividends) at their face value of $7.8 million, and all of the 57,117 shares of the Common Stock and options to acquire an additional 3,183 shares of Common Stock owned by Providence for an additional $6.3 million, for a total redemption price of $14.1 million.

          In connection with the Financing transactions, the Company also redeemed all of the 1,389 shares of the Series B Preferred Stock and the 11,150 shares of the Common Stock held by the Compensation Deferral Plan for an aggregate redemption price of $2.6 million, of which $1.4 million was attributable to the face value of the shares of the Series B Preferred Stock and the balance was attributable to such shares of the Common Stock. Following such redemption, the Compensation Deferral Plan was terminated and cash distributions were made to its 15 participants out of the proceeds of the redemption, including $1.1 million to Ralph Guild, $0.1 million to Marc Guild and $0.1 million to Mr. Yaguda.

          Pursuant to a Services Agreement (the "Services Agreement") between the Company and Media Financial Services, Inc. ("Media"), the Company retained Media, for a five-year term commencing June 1, 1997, to provide certain financial and accounting services for the Company and its subsidiaries, including the preparation of monthly, quarterly and annual financial statements, the preparation and filing of all required federal, state and local tax returns and all billing, accounts receivable, accounts payable and collections functions. Media currently employs 36 full-time employees. Under the Services Agreement, Mr. McEntee, who is the President of Media, is in charge of all services rendered by Media to the Company and, pursuant to the Services Agreement, serves as Vice President and Chief Financial Officer of the Company for an annual salary of $120,000. For its services, Media was paid a fee of approximately $2.5 million in year one of the Services Agreement and its annual fees for the second, third, fourth and fifth years will be approximately $2.7 million, $2.8 million, $3.0 million and $3.1 million.

          Since December 1979, the Company has leased from a trust, of which Ralph Guild is the income beneficiary and Marc Guild is the trustee, a building which is used from time to time by the Company for training sessions and management meetings. The lease expires on December 31, 2009 and provides for base annual rentals increasing from $78,000 per year to $102,000 per year over the term of the lease, subject to adjustment for actual usage. In each of 1996, 1997 and 1998 total lease expense was $74,000. The Company believes the terms of the building lease arrangement are at least comparable to, if not more favorable to the Company than, the terms which would have been obtained in transactions with unrelated parties. The Company intends to continue these or other arrangements in the future as long as it believes each transaction is more beneficial to the Company than using an unrelated provider.

          Mr. Guild is indebted to the Company in the amount of $39,000 pursuant to a promissory note made in 1991 in the original principal amount of $389,000. The note bears interest at a variable rate equal to the lowest rate permitted for federal income tax purposes and is payable in annual installments of principal and interest through December 31, 1999.

          In December 1995, Leslie D. Goldberg resigned his positions as President and Chief Operating Officer of the Company. Pursuant to an agreement entered by the Company and Mr. Goldberg at such time, Mr. Goldberg received severance payments in 1997 of $565,700 and in January and February 1998 totaling $94,283 in consideration in part of consulting services rendered by Mr. Goldberg and his non-competition covenant in favor of the Company. The Company's obligation to make severance payments to Mr. Goldberg expired after February 1998.

          In June 1998, the Company, at the suggestion of the Initial Purchasers, disposed of its non-radio rep firm subsidiary, Corporate Family Network, Inc. ("CFN"). The results of operations of CFN had resulted in immaterial losses since its inception. The Company sold CFN to Ralph C. Guild for a purchase price of $200,000, which was the Company's estimate of the net fair market value of CFN, payable $50,000 in cash and $150,000 by execution and delivery by Mr. Guild of his promissory note payable to the Company in three annual installments of $50,000 each and bearing interest at a fluctuating rate equal to the prime rate of BancBoston, N.A., plus one percent.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following Exhibits are filed as part of this Report:

--------------------------------------------------------------------------------------------
   3.1  Restated Certificate of Incorporation of the Company dated April 25, 1985.
--------------------------------------------------------------------------------------------
   3.2  Certificate of Amendment of the Certificate of Incorporation of the Company, dated
        June 24, 1993.
--------------------------------------------------------------------------------------------
   3.3  Certificate of Amendment of the Certificate of Incorporation of the Company, dated
        November 9, 1993.
--------------------------------------------------------------------------------------------
   3.4  Certificate of Amendment of the Certificate of Incorporation of the Company, dated
        February 14, 1994.
--------------------------------------------------------------------------------------------
   3.5  By-Laws (as amended) of the Company.
--------------------------------------------------------------------------------------------
   4.1  A/B Exchange Registration Rights Agreement, dated July 2, 1998, among the
        Company, the Guarantors, BancBoston Securities Inc., Loenbaum & Company
        Incorporated and SPP Hambro & Co., LLC.
--------------------------------------------------------------------------------------------
   4.2  Indenture, dated July 2,1998, between the Company, the Guarantors and Summit
        Bank.
--------------------------------------------------------------------------------------------
   4.3  Form of Note (Included in Exhibit 4.2).
--------------------------------------------------------------------------------------------
   4.4* Supplemental Indenture, dated as of March 22, 1999, among American Radio
        Sales, Inc., the Company, the Guarantors and Summit Bank as Trustee.
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
  10.1  Revolving Line of Credit Agreement, dated July 2, 1998, among the Company, the
        Guarantors and Various Financial Institutions Now or Hereafter parties hereto,
        BancBoston, N.A.
--------------------------------------------------------------------------------------------
  10.2  LLC Membership Interest Pledge Agreement, dated July 2, 1998, made by the
        Company and McGavren Guild, Inc. in favor of BancBoston, N.A.
--------------------------------------------------------------------------------------------
  10.3  Security Agreement, Dated July 2, 1998, among the Company, the Guarantors and
        BankBoston, N.A.
--------------------------------------------------------------------------------------------
  10.5  Agreement of Lease, dated June 15, 1998, between the Prudential Insurance
        Company of America and the Company.
--------------------------------------------------------------------------------------------
  10.6  Amended Lease, dated June 15, 1998, between the Tuxedo Park Executive
        Conference Center Proprietorship and the Company.
--------------------------------------------------------------------------------------------
  10.7  Agreement, dated June 29, 1998, between the Company and Ralph C. Guild.
--------------------------------------------------------------------------------------------
  10.8  Promissory Note, dated June 29, 1998, by Ralph C. Guild in favor of the Company.
--------------------------------------------------------------------------------------------
  10.9  Interep National Radio Sales, Inc. Compensation Deferral Plan.
--------------------------------------------------------------------------------------------
 10.10  Trust Agreement under the Interep National Radio Sales, Inc. Compensation
        Deferral Plan, dated August 22, 1994.
--------------------------------------------------------------------------------------------
 10.11  Services Agreement, dated June 1, 1997, between the Company and Media
        Financial Services, Inc.
--------------------------------------------------------------------------------------------
 10.12  Amendment to Services Agreement, dated July 1, 1997, between the Company and
        Media Financial Services, Inc.
--------------------------------------------------------------------------------------------
 10.13* Amendment No. 2 to Services Agreement, dated as of March 25, 1999, between the
        Company and Media Financial Services, Inc.
--------------------------------------------------------------------------------------------
 10.14* Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between the Company and Ralph C. Guild.
--------------------------------------------------------------------------------------------
 10.15  Employment Agreement, dated January 1, 1991, between the Company and Marc G.
        Guild.
--------------------------------------------------------------------------------------------
 10.16  Amendment, dated June 29, 1998, to Employment Agreement, dated January 1,
        1991, between the Company and Marc G. Guild.
--------------------------------------------------------------------------------------------
 10.17  Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988.
--------------------------------------------------------------------------------------------
 10.18  Amendment and Extension of Option, dated January 1, 1991, between the Company and Ralph C. Guild.
--------------------------------------------------------------------------------------------
 10.19  Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991.
--------------------------------------------------------------------------------------------
 10.20  Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995
--------------------------------------------------------------------------------------------
 10.21  Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991
--------------------------------------------------------------------------------------------
 10.22  Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997
--------------------------------------------------------------------------------------------
 10.23  Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997.
--------------------------------------------------------------------------------------------
 10.24  Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997.
--------------------------------------------------------------------------------------------
 10.25  Deferred Compensation Agreement, dated September 30, 1997, between the
        Company and Stewart Yaguda.
--------------------------------------------------------------------------------------------
 10.26  Supplemental Income Agreement, dated December 31, 1986, between the Company and Ralph C. Guild.
--------------------------------------------------------------------------------------------
 10.27  Agreement, dated June 18, 1993, between The Company and Ralph C. Guild.
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
 10.28  Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998.
--------------------------------------------------------------------------------------------
 10.29  Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998.
--------------------------------------------------------------------------------------------
 10.30  Non-Qualified Stock Option Granted to Stewart Yaguda July 10, 1998.
--------------------------------------------------------------------------------------------
 10.31  Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998.
--------------------------------------------------------------------------------------------
 10.32* Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.
--------------------------------------------------------------------------------------------
 10.33* Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998.
--------------------------------------------------------------------------------------------
 12.1*  Calculation of Ratio of Earnings to Fixed Charges.
--------------------------------------------------------------------------------------------
 21.1   Subsidiaries of Registrant.
--------------------------------------------------------------------------------------------
 27.1*  Financial Data Schedule
--------------------------------------------------------------------------------------------

Except where noted by an asterisk (*) as filed herewith, all exhibits are incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-60575) of Interep National Radio Sales, Inc.


(b)  Reports on Form 8-K

          None.

                      INTEREP NATIONAL RADIO SALES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Report of Independent Public Accountants........................................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997....................................  F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 .....  F-4
Consolidated Statements of Shareholders' Deficit for the Years Ended December 31, 1998, 1997 and
1996............................................................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 .....  F-6
Notes to Consolidated Financial Statements......................................................  F-7

Financial statement schedule for the years ended December 31, 1998, 1997 and 1996
Schedule II- Valuation and Qualifying Accounts.................................................. F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Interep National Radio Sales, Inc.:


We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements (as restated-see Note 14) and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interep National Radio Sales, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

New York, New York
March 12, 1999

                      INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                                                                            December 31,
                                                                                                         -----------------
                                                                                                            1998      1997
                                                                                                         -------   -------
                                        ASSETS                                                                 (as Restated)
Current assets:
Cash and cash equivalents.............................................................................   $32,962   $ 1,419
Receivables, less allowance for doubtful accounts of $1,626 and $1,220 in 1998 and
1997, respectively....................................................................................    35,104    31,196
Representation contract buyouts receivable............................................................    11,447    10,946
Current portion of deferred representation contract costs.............................................    33,742    38,698
Prepaid expenses and other current assets.............................................................     1,207       678
                                                                                                        --------- ---------
Total current assets..................................................................................   114,462    82,937
                                                                                                        --------- ---------
Fixed assets, net.....................................................................................     4,311     4,335
Deferred costs on representation contract purchases...................................................    45,702    36,270
Station contract rights, net..........................................................................     1,681     2,922
Representation contract buyouts receivable............................................................     6,920     6,974
Other assets..........................................................................................    11,432     7,592
                                                                                                        --------- ---------
Total assets..........................................................................................  $184,508  $141,030
                                                                                                        ========  =========

                              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Capitalized lease obligations.........................................................................      $103      $291
Accounts payable and accrued expenses.................................................................    16,537    24,698
Accrued interest......................................................................................     4,972       155
Representation contract buyouts payable...............................................................    20,219    21,691
Accrued employee-related liabilities..................................................................     6,520     4,586
                                                                                                        --------- ---------
Total current liabilities.............................................................................    48,351    51,421
                                                                                                        --------- ---------
Long-term debt........................................................................................   100,000    44,134
                                                                                                        --------- ---------
Representation contract buyouts payable...............................................................    26,706    23,885
                                                                                                        --------- ---------
Other noncurrent liabilities..........................................................................    10,673    11,753
                                                                                                        --------- ---------
Commitments and contingencies
Common and preferred stock subject to redemption:
Series A cumulative redeemable preferred stock, $.01 par value-subject to mandatory redemption, 25,000 shares authorized, 7,441 issued and outstanding in
1997 (redemption value of $7,441 in 1997).............................................................         -     6,174
Series B cumulative redeemable preferred stock, $.01 par value-5,000 shares authorized, 1,323 issued and outstanding in 1997 (redemption value of $1,323 in
1997).................................................................................................         -       750
Common stock subject to redemption-57,117 shares issued and outstanding in 1997
(stated at redemption value)..........................................................................         -     4,522
                                                                                                        --------- ---------
Total common and preferred stock subject to redemption................................................         -    11,446
Shareholders' deficit:
Common stock, $.04 par value-1,000,000 shares authorized, 334,549
shares issued in both 1998 and 1997...................................................................        14        14
Additional paid-in-capital............................................................................     1,163       638
Accumulated deficit...................................................................................      (320)     (137)
Receivable from Employee Stock Ownership Plan.........................................................       (82)     (182)
Treasury stock, at cost-36,573 and 34,955 shares in 1998 and 1997, respectively.......................    (1,997)   (1,942)
                                                                                                        --------- ---------
Total shareholders' deficit...........................................................................    (1,222)   (1,609)
                                                                                                        --------- ---------
Total liabilities and shareholders' deficit...........................................................  $184,508  $141,030
                                                                                                        ==================

   The accompanying notes are an integral part of these consolidated balance sheets.

                 INTEREP NATIONAL RADIO SALES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                     For the Year Ended
                                                          December 31,
                                                -------------------------
                                                  1998      1997    1996
                                                -------   -------  ------
                                                           (as Restated)

Commission revenues...........................  $87,735   $87,096 $72,858
Contract termination revenue..................   37,221    26,586  18,876
                                                -------   ------- -------
Total revenues................................  124,956   113,682  91,734

Operating expenses:
Selling expenses..............................   61,618    63,135  53,251
General and administrative expenses...........   11,864    12,541   9,626
Depreciation and amortization expense.........   36,436    28,954  20,988
                                                -------   ------- -------
Total operating expenses......................  109,918   104,630  83,865
                                                -------   ------- -------

Operating income..............................   15,038     9,052   7,869
Interest expense, net.........................    6,744     3,779   3,911
                                                -------   -------  ------
Income before provision for income taxes......    8,294     5,273   3,958
Provision for income taxes....................    3,446     2,359   1,885
                                                -------   -------  ------
Net income....................................    4,848     2,914   2,073
Preferred stock dividend requirements and
   redemption premium.........................    5,031     1,590   1,364
                                                -------   -------  ------
Net(loss)income applicable to common
shareholders..................................   $(183)    $1,324    $709
                                                =======   =======  ======






 The accompanying notes are an integral part of these consolidated statements.

                 INTEREP NATIONAL RADIO SALES, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
               (in thousands except share information)

                                      Common Stock  Additional                           Treasury Stock
                                      -------------   Paid-in  Accumulated   Receivable ----------------
                                      Shares Amount   Capital    Deficit     from ESOP   Shares     Amount
                                      ------ ------ ---------- -----------   ---------- --------   -------
Balance, January 1, 1996(as Restated)323,549    $13      $895   $(1,780)          $(188)    3,913     $392
Net income..........................      -      -         -      2,073              -         -        -
Treasury stock purchases............      -      -         -         -               -     18,396    1,344
Accretion of preferred stock........      -      -         -       (640)             -         -        -
Accrued dividends in-kind on
preferred stock.....................      -      -         -       (724)             -         -        -
Increase of receivable from ESOP....      -      -         -         -              (67)       -        -
Revaluation of common stock subject
to redemption.......................      -      -         -       (530)             -         -        -
                                     ------- ------ ---------- ------------- ----------- --------   -------
Balance, December 31, 1996
(as Restated) ...................... 323,549     13       895    (1,601)           (255)   22,309    1,736
Net income..........................      -      -         -      2,914              -         -        -
Treasury stock purchases............      -      -         -         -               -     12,646      206
Accretion of preferred stock........      -      -         -       (793)             -         -        -
Accrued dividends in-kind on
preferred stock.....................      -      -         -       (797)             -         -        -
Reduction of receivable from ESOP...      -      -         -         -               73        -        -
Revaluation of common stock subject
to redemption.......................      -      -         -        140              -         -        -
Exercise of stock options...........  11,000      1      (257)       -               -         -        -
                                     ------- ------ ---------- ------------- ----------- --------   -------
Balance, December 31, 1997
(as Restated) ...................... 334,549     14       638      (137)           (182)   34,955    1,942
Net income..........................      -      -         -      4,848              -         -        -
Treasury stock purchases............      -      -         -          -              -      3,247      302
Accretion of preferred stock........      -      -         -       (492)             -         -        -
Accrued dividends in-kind on
preferred stock.....................      -      -         -       (442)             -         -        -
Reduction of receivable from ESOP...      -      -         -          -             100        -        -
Earned compensation, executive stock
options                                   -      -        753         -              -         -        -
Redemption of preferred stock and
common stock subject to redemption        -      -       (228)   (4,097)             -     (1,629)    (247)
                                     ------- ------ ---------- ------------- ----------- --------   ------
Balance, December 31, 1998.......... 334,549    $14    $1,163     $(320)           $(82)   36,573   $1,997
                                     ======= ====== ========== ============= =========== ========   ======





 The accompanying notes are an integral part of these consolidated statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  For the Year Ended
                                                                                      December 31,
                                                                              ----------------------------
                                                                                 1998     1997      1996
                                                                              --------- --------  --------
Cash flows from operating activities:                                                     (as Restated)
Net income...................................................................  $ 4,848    $2,914    $2,073
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization................................................   36,436    28,954    20,988
Stock option compensation expense............................................      753        -         -
Changes in assets and liabilities-
Receivables..................................................................   (3,908)   (4,487)   (1,450)
Representation contracts buyout receivable...................................     (447)   (5,966)    9,471
Prepaid expenses and other current assets....................................     (529)      243       654
Other noncurrent assets......................................................   (5,259)      954    (5,211)
Accounts payable and accrued expenses........................................   (8,161)     (809)    9,984
Accrued interest.............................................................    4,817        13      (482)
Accrued employee-related liabilities.........................................    1,934     2,457      (383)
Other noncurrent liabilities.................................................   (1,080)     (452)      338
                                                                               -------   -------- --------
Net cash provided by operating activities....................................   29,404    23,821    35,982
                                                                               -------   --------  -------
Cash flows from investing activities:
Additions to fixed assets....................................................   (1,270)     (792)   (1,021)
                                                                               -------   --------  -------
Net cash used in investing activities........................................   (1,270)     (792)   (1,021)
                                                                               -------   --------  -------
Cash flows from financing activities:
Station representation contracts payments....................................  (35,609)  (33,991)  (31,427)
Debt repayments..............................................................  (61,572)   (6,100)   (1,820)
Borrowings in accordance with credit agreement...............................   17,250    16,519     1,341
Issuance of senior subordinated notes........................................  100,000        -         -
Redemption of preferred stock and common stock subject to redemption.........  (16,705)       -         -
Sales and issuances of stock, net of issuance costs..........................     -         (256)       -
Purchases of treasury stock..................................................      (55)     (206)   (1,344)
Other, net...................................................................      100      (229)     (810)
                                                                               -------   --------  -------
Net cash provided by (used in) financing activities..........................    3,409   (24,263)  (34,060)
                                                                               -------   --------  -------
Net increase (decrease) in cash and cash equivalents.........................   31,543    (1,234)      901
Cash and cash equivalents, beginning of period...............................    1,419     2,653     1,752
                                                                               -------   -------   -------
Cash and cash equivalents, end of period.....................................  $32,962    $1,419    $2,653
                                                                               =======   ========  =======
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid................................................................   $2,387     $3,220   $3,274
Income taxes paid, net.......................................................      341        235      628
Non-cash investing and financing activities:
Station representation contracts acquired....................................  $36,958    $67,168  $39,342
                                                                               =======   ========  =======




 The accompanying notes are an integral part of these consolidated statements.

                 INTEREP NATIONAL RADIO SALES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share information)

1. Summary of Significant Accounting Policies

Principles of Consolidation

 The consolidated financial statements include the accounts of Interep National Radio Sales, Inc. ("Interep"), together with its subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

 The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenue is derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. Since it is common practice in the industry for rep companies not to pay a station until the corresponding receivable is paid, and since the receivable and payable are equal, except for the commissions, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets.

 In accordance with industry practice, commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 1998, 1997 and 1996 had 52 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

 The Company's station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period plus two months (the "Buyout Period").

 Costs of obtaining station representation contracts are deferred and amortized over the Buyout Period. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. Income earned from the loss of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement.

 In addition, costs incurred as a result of commission rate reductions are deferred and amortized over the remaining life of the existing representation agreement. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense.

Fixed Assets, net

 Furniture, fixtures and equipment are recorded at cost and are depreciated over three to ten-year lives, and leasehold improvements are amortized over the shorter of the lives of the leases or assets, all on a straight-line basis.

               INTEREP NATIONAL RADIO SALES, INC.

               (in thousands except share information)

Depreciation and Amortization Expense

 A summary of depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                        1998    1997    1996
                                                      ------- ------- -------
Depreciation and amortization of office facilities...  $1,294  $1,587  $1,796
Amortization of contract acquisition costs...........  32,482  24,603  16,562
Amortization of intangible assets....................   2,660   2,764   2,630
                                                      ------- ------- -------
                                                      $36,436 $28,954 $20,988
                                                      ======= ======= =======

Cash and Cash Equivalents

 Cash equivalents consist of cash in excess of daily requirements which are invested in overnight deposits.

Station Contract Rights, Net

 Station contract rights consist of costs of purchased businesses in excess of net tangible assets acquired and are stated at cost less accumulated amortization. These costs are being amortized using the straight-line method over 5 years. Amortization expense for 1998, 1997 and 1996 was $959, $978 and $1,206, respectively, and is included in the above table. Other intangible assets include noncompete agreements which are being amortized over their contractual lives of two to four years.

 Recoverability of intangible assets is assessed regularly (at least annually) and impairments, if any, are recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis. The Company has determined that no such impairment exists.

Employee Stock Ownership Plan

 The Company has an Employee Stock Ownership Plan ("ESOP") for eligible employees. Cash contributions made by the Company to the ESOP are recorded as compensation expense and stock repurchases made by the Company from the ESOP are recorded in treasury stock. Any outstanding receivable to the Company from the ESOP is recorded as a reduction to shareholders' equity and shares of the Company's stock owned by the ESOP are treated as outstanding common stock.

Income Taxes

 Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


2. New Accounting Pronouncements

   In 1998, the Company adopted Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components. The Company has no material items of comprehensive income for the periods presented.

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on operating cash flow of $29,404, $23,821, and $35,982 in 1998, 1997 and 1996,respectively, general and administrative expenses of $11,864, $12,541 and $9,626 in 1998, 1997, and 1996,
respectively, and EBITDA (income before interest, taxes, depreciation and amortization)of $51,474, $38,006, and $28,857 in 1998, 1997, and 1996,
respectively.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet and measured at its fair value. This Statement also requires that changes in the derivative's fair value be recognized currently in earnings. To date, the Company has not, and has no present intention, to invest in any derivative instruments or participate in any hedging activities. Accordingly, the adoption of SFAS 133 will not have any effect on the Company.



3. Fixed Assets

   Fixed assets are comprised of the following:

                                                      December 31,
                                                  --------------------
                                                    1998       1997
                                                  ---------  ---------
Furniture and equipment.........................  $ 11,318   $ 10,159
Leasehold improvements..........................     5,889      5,778
Equipment held under lease......................     3,461      3,461
                                                  --------   --------
                                                    20,668     19,398
Less-Accumulated depreciation and amortization..   (16,357)   (15,063)
                                                  --------   --------
Fixed assets, net...............................  $  4,311   $  4,335
                                                  ========   ========


4. Accounts Payable

   The Company utilizes a cash management system whereby overnight investments are determined daily. Included in accounts payable are $7,218 and $5,580 of book overdrafts as of December 31, 1998 and 1997, respectively, which result from this cash management program.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


5. Employee Stock Plans

Employee Stock Ownership Plan

 Under the terms of the Company's nonleveraged Employee Stock Ownership Plan ("ESOP") and Trust ("ESOT"), the Company may make annual contributions to the ESOT in the form of either cash or common stock of the Company for the benefit of eligible employees. In lieu of contributions, the Company may repurchase shares of common stock from the ESOP or advance money to the plan from time to time. The amount of annual funding is at the discretion of the Board of Directors of the Company except that the minimum amount must be sufficient to enable the ESOT to meet its current obligations. No cash contributions were made by the Company in 1998, 1997 and 1996 and consequently no compensation cost was incurred during 1998, 1997 or 1996. In lieu of contributions during 1998, 1997 and 1996, the Company loaned money to the ESOP. At December 31, 1998 and 1997, $82 and $182, respectively, of this advance remained outstanding and is recorded as a reduction of shareholders' equity. The ESOP intends to repay the Company through the proceeds of the sale of company stock to the Interep Radio Store Stock Growth Plan (the "Stock Growth Plan"). Substantially all assets of the ESOT consist of common shares of the Company, and the ESOT currently has no alternative method to fund its payment to participants except through Company funding (see the Stock Growth Plan below).

 Pursuant to the ESOP, as amended, employees of the Company and each of its subsidiaries are eligible to participate, subject to certain uniform requirements. Upon leaving the Company, employees may sell the shares back to the ESOT at the then fair market value of the Company's common stock; related distributions are made in quarterly installments over a period not to exceed five years, depending upon the former employee's total account balance. The portion of the vested liability relating to terminated employees as of December 31, 1997 was $4,480 and is payable over a one to five-year period. As discussed in Note 9, the independent appraisal as of December 31, 1998 has not yet been completed.

 The Company has purchased life insurance policies on certain of its executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund payments under the ESOP for these executives. Such policies had a cash surrender value of $2,839 and $2,405 as of December 31, 1998 and 1997, respectively, with no offsetting loans.

 As of December 31, 1998 and 1997, the Company's ESOP owned 199,684 and 223,363 shares, respectively, representing approximately 60% and 67%, respectively, of the Company's total shares outstanding, before consideration of common stock equivalents. All shares owned by the ESOP as of December 31, 1998 and 1997 were allocated and earned.

Stock Growth Plan

 On January 1, 1995, the Company established the Stock Growth Plan, a qualified stock bonus plan through which a portion of qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. The Company, through employee withholdings, makes regular quarterly cash contributions to the Stock Growth Plan. For the years ended December 31, 1998, 1997 and 1996, the Company recorded compensation expense of $2,521, $2,886 and $1,882, respectively in relation to these contributions. Contributions to the Stock Growth Plan are used to repurchase shares of Interep common stock from the ESOP, the Interep Radio Store Wealth Attainment Plan (the "401(k) Plan") and shares held by terminated employees. Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants will be made in cash upon termination of

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

employment over a period not to exceed three years. The Stock Growth Plan purchased 23,679, 24,345 and 22,839 shares from the ESOP in 1998, 1997 and 1996, respectively. The weighted average fair value of stock purchased by the plan during 1998, 1997 and 1996 was $83.69, $82.26 and $80.40, respectively, based on independent appraisals.


Stock Options

  A summary of the Stock Options outstanding during the years ended December 31, 1998, 1997 and 1996 is set forth below:

                                             Number of      Weighted
                                           Shares Subject    Average
                                             to Option    Exercise Price
                                           -------------- --------------
Outstanding at December 31, 1995..........        69,183          $62.20
Exercised during 1996.....................       (10,000)          57.91
                                           -------------- --------------
Outstanding and exercisable at
    December 31, 1996.....................        59,183           62.93
Exercised during 1997.....................       (11,000)          57.91
                                           -------------- --------------
Outstanding and exercisable at
    December 31, 1997.....................        48,183           64.07
Granted during 1998, at prices less than
    fair market value.....................       157,500           83.31
Redeemed during 1998......................        (3,183)          81.63
                                           -------------- --------------
Outstanding at December 31, 1998..........       202,500           78.76
                                           -------------- --------------
Options exercisable at December 31, 1998..        85,000           70.61
                                           -------------- --------------

 The following table summarizes information regarding the stock options outstanding at December 31, 1998, pursuant to the terms of the Plan:


              Options Outstanding                       Options Exercisable

        At           Exercise     Remaining                 At          Exercise
December 31, 1998     Price    Contractual Life      December 31, 1998   Price
-------------------  --------- ----------------      ------------------ --------
 10,000............   $32.62          7 Years        10,000...........  $32.62
 15,000............    57.91          7 Years        15,000...........   57.91
 20,000............    81.63          7 Years        20,000...........   81.63
 40,000............    79.36        9.5 Years        40,000...........   79.36
 95,000............    83.92        9.5 Years        ------
 22,500............    87.78         10 Years        85,000
-------                                              ======
202,500
=======

 Compensation expense of $753 was recognized in 1998, which represents the difference between fair market value and the option exercise price on the date of grant. Under generally accepted accounting principles this also resulted in a credit to additional paid in capital.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information).


 In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of FASB Statement No. 123 in 1996, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock option plans. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates consistent with the disclosure method required in accordance with FASB Statement No. 123, the Company's net income for 1998 would have been decreased to the proforma amounts shown below:

Net income:
As reported... $4,848
Pro forma.....  3,139


 There would have been no impact on 1997 or 1996 reported results as all options granted in previous years vested 100% on the grant dates, and no options were granted in 1997 or 1996.

 The weighted average fair value of options granted in 1998 of $39.92 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: weighted average risk free interest rate of 5.55%, dividend yield of 0%, volatility of 0% and expected term of 10 years.



6. Employee Benefit Plans

Managers' Incentive Compensation Plans

 The Company maintains various managers' incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. The Company provided approximately $5,071, $4,551 and $3,030 for such compensation during 1998, 1997 and 1996, respectively.

401(k) Plan

 The Company has a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed one year of service with the Company. Under the terms of the 401(k) Plan, the Company may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. The Company provided $892, $728 and $641 in the form of cash in 1998, 1997 and 1996, respectively.

 As of December 31, 1996, the 401(k) Plan owned 21,029 shares, representing approximately 6% of the Company's total shares outstanding, before consideration of common stock equivalents. During 1996, the Company repurchased 3,948 shares, from the 401(k) Plan relating to terminated employees. During 1997, the ESOP purchased all remaining shares held by the 401(k) Plan.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)



Deferred Compensation Plans

 Certain of Interep's subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 1998, 1997, and 1996, the Company provided compensation expense of $72, $14 and $14, respectively related to these plans. The Company did not provide any compensation expense in 1998. All amounts due under these plans were fully vested as of December 31, 1998 and are recorded as liabilities on the Company's consolidated balance sheet; however, they remain subject to further appreciation/depreciation upon changes in value (as defined).

 The Company has agreements with several of its employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 1998. The Company provided $226, $262 and $476 in 1998, 1997 and 1996, respectively, for these plans which principally represented interest on the vested benefits.

 In 1994, the Company established a compensation deferral plan for key executives. Participants made a one-time election to defer certain of their compensation and have such amounts contributed to a tax-deferred trust in the form of Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") and Interep common stock. No contributions were made in 1998, 1997 or 1996. The Company redeemed all of the outstanding Series B Preferred Stock and redeemable common stock during 1998. Distribution to participants out of the trust are being made in cash. As of December 31, 1998, the Company has $1,424 classified as accrued employee-related liabilities on the accompanying consolidated balance sheet relating to the redemption.

 Other

 The Company has life insurance policies on certain of its executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $1,229 and $1,115 as of December 31, 1998 and 1997, respectively, and offsetting loans of $793 and $673, respectively.


7. Income Taxes

 Interep and its subsidiaries file a consolidated federal tax return. However, for state tax purposes, separate tax returns are filed in various jurisdictions where losses on certain subsidiaries are not available to offset income on other subsidiaries, and tax benefits on such losses may not be realized. As a result, the consolidated tax provisions are determined considering this tax reporting structure and may not fluctuate directly with consolidated pretax income.

 Components of the provisions for income taxes are as follows:

                  Year Ended December 31,
                  ----------------------
                    1998    1997   1996
                  ------- ------ -------
Current:
Federal...         $  240 $   -  $  -
State.....            252    412    400
Deferred..          2,954  1,947  1,485
                   ------ ------ ------
Total provision... $3,446 $2,359 $1,885
                   ====== ====== ======

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the income before income taxes for the periods ended December 31, 1998, 1997 and 1996, is as follows:

                                                                  1998      1997    1996
                                                                -------   ------  ------
Provision computed at the federal statutory rate of 34%....      $2,820   $1,793  $1,346
State and local taxes, net of federal income tax benefit...         292      272     264
Nondeductible travel and entertainment expense.............         303      249     298
Nondeductible insurance premiums...........................        (102)      45     (23)
Other......................................................         133        -       -
                                                                 ------   ------  ------
Total......................................................      $3,446   $2,359  $1,885
                                                                 ======   ======  ======

 Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:

                                                       December 31,
                                                      -------------
                                                       1998   1997
                                                      ------ ------
Deferred tax assets:
Depreciation and amortization........................ $1,460 $1,349
Accruals not currently deductible for tax purposes...  3,190  2,603
Consolidated net operating loss carryforward.........     -   2,543
Other................................................    884     -
                                                      ------ ------
                                                       5,534  6,495
                                                      ------ ------
Deferred tax liabilities:
Buyout receivable....................................  7,347  6,093
Unamortized representation contracts.................  6,167  4,410
Other................................................    344  1,362
                                                      ------ ------
Net deferred tax liability........................... $8,324 $5,370
                                                      ====== ======

As of December 31, 1998, the Company had $492 of accrued taxes on its books. As of December 31, 1997, the Company has a refund receivable of $110. The Company utilized all net operating loss carryforwards in 1998.


8. Long-Term Debt

 Long-term debt at December 31, 1998 and 1997, includes the following:

                                                       1998    1997
                                                     ------- -------
Senior subordinated notes (a).....................  $100,000 $   -
Borrowings under revolving credit facility(b).....       -    44,000
                                                     ------- -------
                                                     100,000  44,000
Capitalized lease obligations(c)..................       103     425
                                                     ------- -------
                                                     100,103  44,425
Less-Current portion..............................       103     291
                                                     ------- -------
                                                    $100,000 $44,134
                                                     ======= =======

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

 (a) On July 2, 1998, the Company issued (the "Offering") $100,000,000 aggregate principal amount of 10.0% Senior Subordinated Notes (the "Notes") due on July 1, 2008. The Notes are general unsecured obligations of the Company, and the indenture agreement for the Notes stipulates, among other things, restrictions on incurrence of additional indebtedness, payment of dividends, repurchase of equity interests(as defined), creation of liens (as defined), transactions with affiliates (as defined), sale of assets or certain mergers and consolidations. The Notes bear interest at the rate of 10.0% per annum, payable semiannually in arrears on January 1 and July 1 of each year, commencing on January 1, 1999. The Notes are subject to redemption at the option of the Company, in whole or in part, at any time after July 1, 2003. In addition, at any time and from time to time prior to July 1, 2001, the Company may redeem up to an aggregate of 30% in principal amount of Notes originally issued under the indenture agreement at a redemption price equal to 110.0% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings (as defined). All of the Company's now existing subsidiaries are guarantors of these Notes and all guarantor subsidiaries are wholly owned by the Company. The guarantee is full, unconditional, joint and several with other guarantor subsidiaries. The Company has no other assets or operations separate from its investment in the subsidiaries.

 A portion of the net proceeds of the Offering were used to refinance bank indebtedness and to redeem all of the outstanding shares of Series A and Series B cumulative redeemable preferred stock and all of the outstanding shares of the common stock subject to redemption.

 In addition, on July 2, 1998, the Company entered into a $10.0 million revolving credit facility (the "New Credit Facility") with BankBoston, N.A. ("BankBoston") and Summit Bank ("Summit"). The term of the New Credit Facility is six years. The lenders under the New Credit Facility are BankBoston, Summit and any other lenders reasonably acceptable to the Company, with BankBoston acting as administrative agent. The New Credit Facility requires the Company to pay a commitment fee at a rate per annum equal to .375% to .50%, depending upon certain financial ratios, of the unutilized amount available under the facility. As of December 31, 1998, there was no amount outstanding under the New Credit Facility. The Company capitalized $4,389 of the costs incurred in the Offering of which, $205 has been expensed in 1998.

 (b) In 1997, the Company entered into an Amended and Restated Revolving Line of Credit Agreement (the "Credit Agreement") which provided for borrowings of up to $55,000. The Credit Agreement replaced the 1995 secured senior financing facility. Unamortized debt issue costs relating to the 1995 secured senior financing facility of $186 were written off in conjunction with the refinancing. The Credit Agreement was terminated in 1998 and was replaced by the Notes and New Credit Facility. Unamortized debt issue costs relating to the 1997 Credit Agreement of $709 were written off in conjunction with the refinancing.


 The weighted average interest rate charged to the Company under the 1997 Credit Agreement was 7.6% in 1998 and 8.8% in both 1997 and 1996.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

 (c) Certain of the Company's office furniture and equipment is rented under lease arrangements expiring between 1998 and 2000. Such leases have been capitalized, and the discounted obligations have been reflected as liabilities in the accompanying consolidated balance sheets. Amortization of capital lease assets is included in depreciation expense. Future payments under these leases are as follows:

1999..........................................  197
2000..........................................   13
Thereafter....................................   -
                                               ----
                                                210
Less-Amount representing interest.............  107
                                               ----
Present value of net minimum lease payments... $103
                                               ====

9. Common and Preferred Stock Subject to Redemption

 On June 29, 1998, the Company redeemed all of the outstanding shares of its Series A Preferred Stock, at face value plus accrued dividends, and certain associated shares of its common stock, for a total purchase price of $14.1 million. Also on that date, the Company redeemed all of the outstanding shares of its Series B Preferred Stock, at face value plus accrued dividends, and certain associated shares of Common Stock, from certain members of management, for a total purchase price of $2.6 million. The excess of the purchase price over the carrying amount of the redeemable stock at June 29, 1998 of $4,325 has been charged to additional paid in capital to the extent applicable with the remainder charged to retained earnings.

 Accretion of the Series A Preferred Stock in 1998, 1997 and 1996 was $457, $735 and $590, respectively. Accretion of the Series B Preferred Stock in 1998, 1997 and 1996 was $35, $58 and $50, respectively. Dividends-in-kind on the Series A Preferred Stock in 1998, 1997 and 1996 were $372, $676 and $615, respectively (consisting of 372, 676 and 615 shares, respectively). Dividends-in-kind on the Series B Preferred Stock for 1998, 1997 and 1996 were $70, $121 and $109, respectively (consisting of 70, 121 and 109 shares, respectively).

 The Company has traditionally repurchased the shares of its common stock held by departing employees outside the ESOP at a price equal to the then independently appraised value. The purchase price is payable in quarterly installments, including interest at rates prevailing for U.S. Treasury securities, over a one to five-year period depending upon the total value of the shares. During 1998, 1997 and 1996, in connection with employee terminations, the Company repurchased 3,247, 12,646 and 18,396 shares of common stock, respectively, at a price equal to the then fair market value of the shares. The independent appraisal as of December 31, 1997 and 1996 was $79.36 and $79.17, respectively.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


10. Related Party Transactions

 Since December 1979, the Company has leased from a trust, of which one of its executives is an income beneficiary and one of its executives is the trustee, a building which is used by the Company for training sessions and management meetings. The current lease expires on December 31, 2009 and provides for a base annual rental which is adjusted each year to reflect inflation and actual usage. Total lease expense was $74 in 1998, 1997 and 1996.

 At December 31, 1998 and 1997, an executive was indebted to Interep in the total amount of $201 and $170, respectively (including accrued interest), which is evidenced by a promissory note payable to Interep. This note bears variable interest at the lowest rate permitted for federal income tax purposes, which was 4.33% and 5.68% at December 31, 1998 and 1997, respectively, and is due in equal annual installments of principal and interest through December 31, 1999.

 As of December 31, 1998, an executive was indebted to Interep in the total of $489 by execution of promissory notes payable to the Company in annual installments of $200,000 and bearing interest at a fluctuating rate equal to the prime commercial lending rate plus 1%.

 From June 1997 to December 1997, Interep was indebted to an executive of the Company for amounts up to $2,000 plus interest. The interest expense incurred is included in the consolidated statements of operations for 1997.

 In 1997, the Company entered into an agreement with Media Financial Services, Inc., an affiliate of one of the Company's executives, whereby Media Financial Services provides financial and accounting services to the Company. The fee for these services amounted to approximately $2,600 and $1,435 in 1998 and 1997, respectively.

 The Company believes the terms of the arrangements relating to the building rental, indebtedness and accounting services are at least comparable to, if not more favorable for the Company, than the terms which would have been obtained in transactions with unrelated parties.

11. Commitments and Contingencies

 At December 31, 1998, the Company was committed under operating leases, principally for office space, which expire at various dates through 2009. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $4,292, $4,266 and $4,145 in 1998, 1997 and 1996, respectively. The noncash portion of rent expense was $114, $85 and $89 for 1998, 1997 and 1996, respectively. Future minimum rental commitments under noncancellable leases are as follows:

1999.........  $4,114
2000.........   4,121
2001.........   4,124
2002.........   4,217
2003.........   3,996
Thereafter...   9,692

 The Company has employment agreements with certain of its officers and employees for terms ranging from three to six years with annual compensation aggregating approximately $1,680. These agreements include escalation clauses (as defined) and provide for certain additional bonus and incentive compensation.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

 The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company has long term representation contract buyouts payable due over the next five years, as follows:

December 31,
1999......... $20,219
2000.........  12,308
2001.........   7,394
2002.........   2,684
2003.........   1,468
Thereafter...   2,852


12. Supplemental Information

 Interest expense is shown net of interest income of $864, $109 and $138 in 1998, 1997 and 1996, respectively.

 One broadcast group (a different group in 1996) contributed approximately 29.0%, 28.7% and 13.1% of the Company's total revenues in 1998, 1997 and 1996, respectively. No other client group contributed revenues in excess of 10% in 1998, 1997 or 1996.

 In 1998 and 1997, contract buyout receivables from one group of radio rep firms represented $16,926 and $17,425, respectively, of the Company's total contract buyout receivables.

 In 1997, the Company relocated its accounting department from New York to Florida. Severance and relocation costs in connection with this move totaled $1,350.


13. Fair Value of Financial Instruments

 The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                              December 31, 1998
                             -------------------
                             Carrying  Estimated
                              Amount  Fair Value
                             -------- ----------
Assets:
Cash and cash equivalents...  $32,962    $32,962
Liabilities:
Long-term debt..............  100,000    100,000

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

 The carrying amount approximates fair value because of the short maturity of those instruments.


Long-Term Debt

 The fair value of long-term debt is estimated based on financial instruments or financial instruments with similar terms, credit characteristics and expected maturities.

 The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1998. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

14. Restatement

 During 1998, the Company retroactively restated its deferred tax liabilities due to an unrecorded temporary difference relating to unamortized representation contract costs. Accordingly, the balance sheet has been restated to reflect additional deferred tax liability of $3,130 as of December 31, 1997 and a corresponding reduction in retained earnings of $3,130, $3,008, and $1,523 at December 31, 1997, 1996, and 1995, respectively. The statement of operations has been restated to reflect an increase in deferred tax provision and a decrease in net income of $122 and $1,485, for the years ended December 31, 1997 and 1996.

                                                                     Schedule II
                       INTEREP NATIONAL RADIO SALES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    (in thousands except share information)



                                              Additions
                                Balance at    charged to               Balance
                                beginning of  costs and                at end of
                                period        expenses   Deductions    period
                                ------------------------------------------------

December 31, 1996
Allowance for Doubtful
Accounts Current receivables            $880        $223       $(120)       $983

December 31, 1997
Allowance for Doubtful
Accounts Current receivables            $983        $755       $(518)     $1,220

December 31, 1998
Allowance for Doubtful
Accounts Current receivables          $1,220      $1,227       $(821)     $1,626

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 19834, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTEREP NATIONAL RADIO SALES, INC.


March 30, 1999           By:   /s/ Ralph C. Guild
                            ---------------------------------------------------
                                 Ralph C. Guild
                                 President and Chief Executive Officer and
                                 Chairman of the Board (principal executive
                                 officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                        Title                     Date
/s/ Ralph C. Guild              President, Chief Executive           March 30, 1999
------------------------------  Officer,
    Ralph C. Guild              Chairman of the Board and Director

/s/ Marc G. Guild               President, Marketing Division;       March 30, 1999
------------------------------  Director
     Marc G. Guild

/s/ William J. McEntee, Jr.     Vice President and Chief Financial   March 30, 1999
------------------------------  Officer (Principal Financial and
     William J. McEntee, Jr.    Accounting Officer)

/s/ Leslie D. Goldberg          Director                             March 30, 1999
------------------------------
     Leslie D. Goldberg

/s/ Jerome S. Traum             Director                             March 30, 1999
------------------------------
     Jerome S. Traum