Form 10-Q
period 1999-03-31
INTEREP NATIONAL RADIO SALES INC
filed 1999-05-17
CIK 796735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


                      Commission file number  333-60575
                                             -------------

                      INTEREP NATIONAL RADIO SALES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                            13-1865151
------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

100 Park Avenue, New York, New York                10017
------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

                                  (212) 916-0700
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes [X]  No   [ ]


     As of May 10, 1999, there were 297,976 outstanding shares of the registrant's Common Stock, $0.04 par value per share.

                         PART I.  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

                       INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)
                                  (Unaudited)

                                                                          March 31,   December 31,
                                                                             1999         1998
                                                                          ----------  -------------
                                              ASSETS

Current assets:
Cash and cash equivalents                                                  $ 23,216       $ 32,962
Receivables, less allowance for doubtful accounts of $1,584 and $1,626       27,041         35,104
 respectively
Representation contract buyouts receivable                                   10,251         11,447
Current portion of deferred representation contract costs                    30,405         33,742
Prepaid expenses and other current assets                                     1,906          1,207
                                                                           --------       --------
Total current assets                                                         92,819        114,462
                                                                           --------       --------

Fixed assets, net                                                             5,140          4,311
Deferred costs on representation contract purchases                          43,893         45,702
Station contract rights, net                                                  1,427          1,681
Representation contract buyouts receivable                                    5,421          6,920
Other assets                                                                 11,409         11,432
                                                                           --------       --------
Total assets                                                               $160,109       $184,508
                                                                           ========       ========

                                                                          March 31,   December 31,
                                                                            1999          1998
                                                                           --------      --------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Capitalized lease obligations                                              $     52       $    103
Accounts payable and accrued expenses                                        12,054         16,537
Accrued interest                                                              2,500          4,972
Representation contract buyouts payable                                      18,499         20,219
Accrued employee-related liabilities                                          3,044          6,520
                                                                           --------       --------
Total current liabilities                                                    36,149         48,351
                                                                           --------       --------
Long-term debt                                                              100,000        100,000
                                                                           --------       --------
Representation contract buyouts payable                                      22,917         26,706
                                                                           --------       --------


Other noncurrent liabilities                                                  7,654         16,150
                                                                           --------       --------

Commitments and contingencies
Total common and preferred stock subject to redemption                            -              -
Shareholders' deficit:
Common stock, $.04 par value-1,000,000 shares authorized, 334,549
 shares issued                                                                   14             14
Additional paid-in-capital                                                    1,163          1,163
Accumulated deficit                                                          (5,697)        (5,797)
Receivable from Employee Stock Ownership Plan                                   (82)           (82)
Treasury stock, at cost-36,724 and 36,573 shares, respectively               (2,009)        (1,997)
                                                                           --------       --------
Total shareholders' deficit                                                  (6,611)        (6,699)
                                                                           --------       --------
Total liabilities and shareholders' deficit                                $160,109       $184,508
                                                                           ========       ========

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (unaudited)


                                                          For the
                                                       Three Months
                                                      Ended March 31,
                                                     -----------------
                                                       1999     1998
                                                     --------  -------

Commission revenue                                   $17,511   $15,898
Contract termination revenue                           2,505    24,116
                                                     -------   -------

Total revenues                                        20,016    40,014
                                                     -------   -------

Operating expenses:
Selling expenses                                      14,646    13,836
General and administrative expenses                    2,599     2,597
Depreciation and amortization expense                  9,502     9,096
                                                     -------   -------

Total operating expenses                              26,747    25,529
                                                     -------   -------

Operating (loss) income                               (6,731)   14,485
Interest expense, net                                  2,382     1,005
                                                     -------   -------

(Loss) Income before (benefit) provision for
income taxes                                          (9,113)   13,480
(Benefit) provision for income taxes                  (3,736)    5,526
                                                     -------   -------

Net (loss) income                                     (5,377)    7,954
                                                     -------   -------

Preferred stock dividend requirements and                  -       465
redemption premium                                   -------   -------


Net (loss) income applicable to common shareholders  $(5,377)  $ 7,489
                                                     =======   =======

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                       For the
                                                                     Three Months
                                                                   Ended March 31,
                                                                  ------------------
                                                                    1999      1998
                                                                  --------  --------

Cash flows from operating activities:
Net (loss) income                                                 $(5,377)  $ 7,954
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation and amortization                                       9,502     9,096
Changes in assets and liabilities-
Receivables                                                         8,063     2,967
Representation contracts buyout receivable                          2,695    (9,175)
Prepaid expenses and other current assets                            (699)     (254)
Other noncurrent assets                                              (236)     (116)
Accounts payable and accrued expenses                              (4,534)   (2,049)
Accrued interest                                                   (2,472)      (71)
Accrued employee-related liabilities                               (3,476)   (1,806)
Other noncurrent liabilities                                       (3,019)    5,744
                                                                  -------   -------

Net cash provided by operating activities                             447    12,290
                                                                  -------   -------

Cash flows from investing activities:
Additions to fixed assets                                          (1,155)     (177)
                                                                  -------   -------

Net cash used in investing activities:                             (1,155)     (177)
                                                                  -------   -------

Cash flows from financing activities:
Station representation contracts payments                          (9,026)   (7,294)
Debt repayments                                                         -    (7,250)
Borrowings in accordance with credit agreement                          -     5,725
Purchases of treasury stock                                           (12)     (256)
Other, net                                                              -       (16)
                                                                  -------   -------

Net cash used in financing activities                              (9,038)   (9,091)
                                                                  -------   -------

Net (decrease) increase in cash and cash equivalents               (9,746)    3,022
Cash and cash equivalents, beginning of period                     32,962     1,419
                                                                  -------   -------

Cash and cash equivalents, end of period                          $23,216   $ 4,441
                                                                  =======   =======

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest paid                                                  $ 4,972   $   904
   Income taxes paid                                                  403        49
Non-cash investing and financing activities:
   Station representation contracts acquired                      $ 2,919   $ 2,597
                                                                  =======   =======

                       INTEREP NATIONAL RADIO SALES, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands except share information)

1.   Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of Interep National Radio Sales, Inc. ("Interep"), together with its subsidiaries (collectively, the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany transactions and balances have been eliminated.

          The consolidated financial statements of March 31, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 1998, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1999.

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

Representation Contract Termination Revenue and Contract Acquisition Costs

          The Company's station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representation firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period, plus two months (the "Buyout Period").

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

2.   New Accounting Pronouncements

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

3.   Segment Disclosures

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on EBITDA (income before interest, taxes, depreciation and amortization) of $2,771 and $23,581 in the quarters ended March 31, 1999 and 1998, respectively.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The following discussion is based upon and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

          Certain statements contained herein, including without limitation, statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both domestic and foreign; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company after certain financing transactions in 1998; and other factors referenced in this Report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

          The Company has been unable to identify a method to forecast any trends in buyout activity, or in the amount of revenue or expense that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12 months preceding the date of termination (the "trailing period"). The amount recognized by the Company as contract termination revenue in any period is not, however, indicative of such revenue that may be realized in any future period from contract terminations because historically the level of buyout activity has varied from period to period and because the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while the consolidation of ownership in the radio broadcast industry that has followed the enactment of the Telecommunications Act of 1996 has increased buyout activity and amounts, the impact of such activity on the Company's revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

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

          The Company's selling and corporate expense levels are dependent on management decisions regarding operating and staffing levels and on inflation. Selling expenses represent all costs associated with the Company's marketing, sales and sales support functions. Corporate expenses include items such as corporate management, corporate communications, financial services, advertising and promotion expenses, Internet representation development expenses and employee benefit plan contributions.

          The Company's business normally follows the pattern of advertising expenditures in general and is seasonal to the extent that radio advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be weaker during the first calendar quarter. Radio advertising generally increases during the second and third quarters due to holiday-related advertising, school vacations and back-to-school sales. Additionally, radio tends to experience increases in the amount of advertising revenues as a result of special events such as Presidential election campaigns. Furthermore, the level of advertising revenues of radio stations, and therefore the level of revenues of the Company, is susceptible to prevailing general and local economic conditions and the corresponding increases or decreases in the budgets of advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

          Commission Revenue.   Commission revenue in the first quarter of 1999
increased to $17.5 million, approximately 10.1%, from $15.9 million in the comparable quarter in 1998. This increase is attributable to the fact that commissions generated from new client representation contracts (primarily the ABC radio stations) exceeded the loss of commission revenue from terminated representation contracts (primarily Nationwide Communications), as well as a general increase in national spot advertising on client stations.

          Contract Termination Revenue. Contract termination revenue was $2.5 million during the first quarter of 1999, as compared to $24.1 million in the comparable 1999 period, a decrease of $21.6 million, or 89.6%. This difference is attributable to the fact that a substantial amount of contract termination revenue was generated in the first quarter of 1998 as a result of the termination of the Company's representation contracts with stations owned by SFX Broadcasting, Inc., when SFX was acquired by an affiliate of a competitor of the Company. The loss of representation contracts during the first quarter of 1999 was not as significant. The value of representation contracts acquired or terminated during the last few years has generally tended to increase, due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the enactment of the Telecommunications Act of 1996.

          Selling Expenses. Selling expenses for the first three months of 1999 increased to $14.6 million from $13.8 million during the same period of 1998. This increase of $0.8 million, or approximately 5.9%, was primarily due to employee compensation increases associated with the growth in commission revenue.

          General and Administrative Expenses. General and administrative expenses were virtually unchanged at $2.6 million for the first quarter of 1999 and 1998. The benefits of the Company's back office relocation were offset by costs incurred in connection with the Company's entry into Internet representation.

          Depreciation and Amortization.   Depreciation and amortization
increased by $0.4 million in the first quarter of 1999, to $9.5 million, from $9.1 million in the first quarter of 1998. This increase of approximately 4.5% was due to the amortization of new representation contracts.

          Operating Income. Operating income decreased by $21 million, or 146.5%, for the first quarter of 1999, compared with the comparable period in 1998. This decline is essentially attributable to the reduction in contract termination revenue.

          Interest Expense, net. Interest expense, net increased approximately $1.4 million, or approximately 137%, to $2.4 million for the first quarter of 1999, compared to $1.0 million for the first quarter of 1998. This increase primarily resulted from the interest on the $100.0 million principal amount of 10% Senior Subordinated Notes due 2008 issued by the Company on July 2, 1998.

          (Benefit) Provision for Income Taxes.    Benefit for income taxes was
approximately $3.7 million for the first quarter of 1999 compared to a provision for income taxes of $5.5 million in the comparable 1998 period, as the loss incurred during the quarter generated a credit which will be applied against income earned later in the year.

          Net Income (Loss). The Company's net loss after tax of approximately $5.3 million for the three months ended March 31, 1999, a $13.3 million reduction from the $7.9 million net income for the comparable period in 1998, is essentially attributable to the reduction in contract termination revenue discussed above. It also reflects the fact that, due to the seasonality of the Company's business, the first quarter is the normally the Company's weakest quarter.

Liquidity and Capital Resources

          The Company's cash requirements have been primarily funded by cash provided from operations and bank debt. Cash provided by operating activities for the quarter ended March 31, 1999 amounted to $0.4 million. As noted above, the first quarter is the Company's weakest quarter due to seasonality.

          Net cash used in investing activities is attributable to capital expenditures. Capital expenditures of $1.2 million during the first quarter of 1999 were primarily for computer equipment and upgrades.

          Overall cash used for financing activities of $9.0 million during the first quarter of 1999 was primarily used for acquisitions of station representation contracts.

          In general, as the Company acquires new representation contracts, it uses more cash and, as its contracts are terminated, it receives additional cash. For the reasons noted in "General" above, the Company is not able to predict the amount of cash it will require for contract acquisitions, or the cash it will receive on contract terminations, from period to period. The Company believes, however, that based on its historical performance, it will generate sufficient cash from operations and borrowings to fund its foreseeable contract acquisition payment requirements.

          On July 2, 1998, the Company issued $100.0 million aggregate principal amount of 10% Senior Subordinated Notes due July 1, 2008 (the "Notes"). A portion of the net proceeds of this issuance was used to repay the then outstanding balance of the Company's bank debt. Additionally, the Company redeemed all of the outstanding shares of the Company's Series A Preferred Stock and Series B Preferred Stock, together with all of the outstanding shares of Common Stock subject to redemption. The Company also entered into an agreement with two banks to provide the Company with a $10.0 million revolving credit facility.

          The Company believes that its enhanced liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and anticipated needs for required representation contract acquisition payments, and to make required payments of principal and interest under its new credit facility and 10.0% annual interest payments on the Notes. The Company may not, however, generate sufficient cash flow for these purposes or to repay the Notes at maturity. The Company's ability to fund its operations and required contract buyout payments and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company may also need to refinance all or a portion of the Notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

Year 2000 Assessment

          Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. During 1998, the Company completed an assessment of its internal readiness to implement Year 2000 compliant systems on a timely basis. The Company currently utilizes software systems for its accounting, billing and database management functions, among others, which were developed by third parties or developed by the Company using third party software development tools. These third parties have advised the Company that such systems are Year 2000 compliant or, in some cases, will be made Year 2000 compliant through the installation of software patches or upgrades. The Company completed implementation of programming changes needed to make its systems Year 2000 compliant during the first quarter of 1999 and does not believe that the related cost will have a material adverse effect on the Company. The Company estimates that its expenditures for Year 2000 compliance implementation during 1999 could be $250,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and any inability to implement such changes could have a material adverse effect on the Company.

          The Company has not completed its assessment of the Year 2000 compliance of its radio station clients, nor of the possible consequences to the Company of the failure of one or more of its radio station clients to become Year 2000 compliant on a timely basis. It is possible that if a substantial number of the Company's radio station clients failed to implement Year 2000 compliant billing or payment systems, for example, their payments to the Company of commissions on the sale of radio advertising time might be disrupted, which might adversely affect the Company's cash flow. The Company will discuss these matters with its key radio station clients during 1999 to attempt to ascertain whether and to what extent such problems are likely to occur. It is not clear, however, what measures (if any) the Company could take to deal with such eventualities while still maintaining client relationships. The Company has been advised by its principal suppliers of data base information services and payroll services that those services will be Year 2000 compliant on a timely basis. The Company does not believe that it has other relationships with vendors or suppliers which, if disrupted due to the failure of such vendors and suppliers to deal adequately with their own Year 2000 compliance issues, would have a material adverse effect on the Company.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk from changes in interest rates that may adversely affect its results of operations and financial condition.
The Company seeks to minimize the risks from these interest rate fluctuations through its regular operating and financing activities. The Company's policy is not to use financial instruments for trading or other speculative purposes. The Company is not currently a party to any financial instruments.



                          PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The Exhibits filed with this Report are listed on the
Exhibit Index immediately following the signature page.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTEREP NATIONAL RADIO SALES, INC.


May 17, 1999                        By         WILLIAM J. McENTEE, JR.
                                      ----------------------------------------
                                         William J. McEntee, Jr.
                                         Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


10.1 Amendment to Revolving Line of Credit Agreement, dated as of April 30, 1999, among the Registrant, its subsidiaries, BankBoston, N.A., and Summit Bank

27.1  Financial Data Schedule