Form 10-Q/A
period 1999-03-31
INTEREP NATIONAL RADIO SALES INC
filed 1999-05-19
CIK 796735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A


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

                         PART I.  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

                       INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)
                                  (Unaudited)

                                                                          March 31,   December 31,
                                                                             1999         1998
                                                                          ----------  -------------
                                              ASSETS

Current assets:
Cash and cash equivalents                                                  $ 23,216       $ 32,962
Receivables, less allowance for doubtful accounts of $1,584 and $1,626       27,041         35,104
 respectively
Representation contract buyouts receivable                                   10,251         11,447
Current portion of deferred representation contract costs                    30,405         33,742
Prepaid expenses and other current assets                                     1,906          1,207
                                                                           --------       --------
Total current assets                                                         92,819        114,462
                                                                           --------       --------

Fixed assets, net                                                             5,140          4,311
Deferred costs on representation contract purchases                          43,893         45,702
Station contract rights, net                                                  1,427          1,681
Representation contract buyouts receivable                                    5,421          6,920
Other assets                                                                 11,409         11,432
                                                                           --------       --------
Total assets                                                               $160,109       $184,508
                                                                           ========       ========

                                                                          March 31,   December 31,
                                                                            1999          1998
                                                                           --------      --------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Capitalized lease obligations                                              $     52       $    103
Accounts payable and accrued expenses                                        12,054         16,537
Accrued interest                                                              2,500          4,972
Representation contract buyouts payable                                      18,499         20,219
Accrued employee-related liabilities                                          3,044          6,520
                                                                           --------       --------
Total current liabilities                                                    36,149         48,351
                                                                           --------       --------
Long-term debt                                                              100,000        100,000
                                                                           --------       --------
Representation contract buyouts payable                                      22,917         26,706
                                                                           --------       --------


Other noncurrent liabilities                                                  7,654         10,673
                                                                           --------       --------

Commitments and contingencies

Shareholders' deficit:
Common stock, $.04 par value-1,000,000 shares authorized, 334,549
 shares issued                                                                   14             14
Additional paid-in-capital                                                    1,163          1,163
Accumulated deficit                                                          (5,697)          (320)
Receivable from Employee Stock Ownership Plan                                   (82)           (82)
Treasury stock, at cost-36,724 and 36,573 shares, respectively               (2,009)        (1,997)
                                                                           --------       --------
Total shareholders' deficit                                                  (6,611)        (1,222)
                                                                           --------       --------
Total liabilities and shareholders' deficit                                $160,109       $184,508
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

                                    INTEREP NATIONAL RADIO SALES, INC.


May 19, 1999                        By         WILLIAM J. McENTEE, JR.
                                      ----------------------------------------
                                         William J. McEntee, Jr.
                                         Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


10.1 Amendment to Revolving Line of Credit Agreement, dated as of April 30, 1999, among the Registrant, its subsidiaries, BankBoston, N.A., and Summit Bank

27.1  Financial Data Schedule