Form 10-Q
period 1999-06-30
INTEREP NATIONAL RADIO SALES INC
filed 1999-08-16
CIK 796735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________


                        Commission file number 333-60575

                       INTEREP NATIONAL RADIO SALES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      New York                           13-1865151
-------------------------------------------      ------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

    100 Park Avenue, New York, New York                    10017
-------------------------------------------      ------------------------------
  (Address of principal executive offices)               (Zip Code)


                                 (212) 916-0700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)





         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   [X]           No  [ ]


         As of August 10, 1999, there were 297,976 outstanding shares of the registrant's Common Stock, $0.04 par value per share.

                          PART I. FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS

                      INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                                                        June 30,           December 31,
                                                                                          1999                 1998
                                                                                      ------------         ------------
                                                                                       (unaudited)

                                    ASSETS

Current assets:
Cash and cash equivalents........................................................          $16,347              $32,962
Receivables, less allowance for doubtful accounts of $1,477 and $1,626
respectively.....................................................................           33,586               35,104
Representation contract buyouts receivable.......................................            8,873               11,447
Current portion of deferred representation contract costs........................           31,864               33,742
Prepaid expenses and other current assets........................................            1,803                1,207
                                                                                      ------------         ------------

Total current assets.............................................................           92,473              114,462
                                                                                      ------------         ------------

Fixed assets, net................................................................            5,774                4,311
Deferred costs on representation contract purchases..............................           45,629               45,702
Station contract rights, net.....................................................            1,219                1,681
Representation contract buyouts receivable.......................................            4,092                6,920
Other assets.....................................................................           14,115               11,432
                                                                                      ------------         ------------

Total assets.....................................................................         $163,302             $184,508
                                                                                      ============         ============

                                                                                        June 30,          December 31,
                                                                                          1999                1998
                                                                                      ------------         ------------
                                                                                       (unaudited)

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses ...........................................        $  12,981              $16,640
Accrued interest.................................................................            5,000                4,972
Representation contract buyouts payable..........................................           18,313               20,219
Accrued employee-related liabilities.............................................            2,563                6,520
                                                                                      ------------         ------------

Total current liabilities........................................................           38,857               48,351
                                                                                      ------------         ------------

Long-term debt...................................................................          100,000              100,000
                                                                                      ------------         ------------

Representation contract buyouts payable..........................................           26,627               26,706
                                                                                      ------------         ------------

Other noncurrent liabilities.....................................................            5,710               10,673
                                                                                      ------------         ------------

Commitments and contingencies

Shareholders' deficit:
Common stock, $.04 par value-1,000,000 shares authorized, 334,549 shares issued..               14                   14
Additional paid-in-capital.......................................................            1,163                1,163
Accumulated deficit..............................................................          (7,060)                (320)
Receivable from Employee Stock Ownership Plan....................................               --                 (82)
Treasury stock, at cost-36,724 and 36,573 shares, respectively...................          (2,009)              (1,997)
                                                                                      ------------         ------------

Total shareholders' deficit......................................................          (7,892)              (1,222)
                                                                                      ------------         ------------

Total liabilities and shareholders' deficit......................................         $163,302             $184,508
                                                                                      ============         ============

   The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

                       INTEREP NATIONAL RADIO SALES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                                        For the                           For the
                                                                      Three Months                       Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                                     --------------                    --------------
                                                                  1999             1998             1999             1998
                                                                  ----             ----             ----             -----

Commission revenue ........................................       $ 24,225        $ 22,104        $ 41,736        $ 38,002
Contract termination revenue ..............................          1,237           1,850           3,742          25,966
                                                                  --------        --------        --------        --------

Total revenues ............................................         25,462          23,954          45,478          63,968
                                                                  --------        --------        --------        --------

Operating expenses:
Selling expenses ..........................................         16,012          14,110          30,658          27,946
General and administrative expenses .......................          2,587           2,749           5,186           5,346
Depreciation and amortization expense .....................          6,744           8,745          16,246          17,841
                                                                  --------        --------        --------        --------

Total operating expenses ..................................         25,343          25,604          52,090          51,133
                                                                  --------        --------        --------        --------

Operating income (loss) ...................................            119          (1,650)         (6,612)         12,835
Interest expense, net .....................................          2,430           1,236           4,812           2,241
                                                                  --------        --------        --------        --------

(Loss) Income before (benefit) provision for
income taxes ..............................................         (2,311)         (2,886)        (11,424)         10,594
(Benefit) provision for income taxes ......................           (948)         (1,183)         (4,684)          4,343
                                                                  --------        --------        --------        --------

Net (loss) income .........................................         (1,363)         (1,703)         (6,740)          6,251
                                                                  --------        --------        --------        --------

Preferred stock dividend requirements and
redemption premium ........................................           --               465            --               930
                                                                  --------        --------        --------        --------


Net (loss) income applicable to common shareholders .......       $ (1,363)       $ (2,168)       $ (6,740)       $  5,321
                                                                  ========        ========        ========        ========

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                   For the
                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                                --------------
                                                                                            1999               1998
                                                                                            ----               ----

Cash flows from operating activities:
Net (loss) income ...............................................................         $ (6,740)         $  6,251
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation and amortization ...................................................           16,246            17,841
Changes in assets and liabilities-
Receivables......................................................................            1,518            (9,166)
Representation contracts buyout receivable ......................................            5,402            (2,231)
Prepaid expenses and other current assets .......................................             (596)             (556)
Other noncurrent assets .........................................................           (3,200)             (379)
Accounts payable and accrued expenses ...........................................           (3,659)           (3,018)
Accrued interest ................................................................               28               (30)
Accrued employee-related liabilities ............................................           (3,957)           (2,087)
Other noncurrent liabilities ....................................................           (4,963)            4,505
                                                                                          --------          --------

Net cash provided by operating activities .......................................               79            11,130
                                                                                          --------          --------

Cash flows from investing activities:
Additions to fixed assets .......................................................           (2,078)             (392)
                                                                                          --------          --------

Net cash used in investing activities: ..........................................           (2,078)             (392)
                                                                                          --------          --------

Cash flows from financing activities:
Station representation contracts payments .......................................          (14,686)          (15,999)
Debt repayments .................................................................             --             (10,250)
Borrowings in accordance with credit agreement ..................................             --              17,148
Purchases of treasury stock .....................................................              (12)             (302)
Other, net ......................................................................               82              --
                                                                                          --------          --------

Net cash used in financing activities ...........................................          (14,616)           (9,403)
                                                                                          --------          --------

Net (decrease) increase in cash and cash equivalents ............................          (16,615)            1,335
Cash and cash equivalents, beginning of period ..................................           32,962             1,419
                                                                                          --------          --------

Cash and cash equivalents, end of period ........................................         $ 16,347          $  2,754
                                                                                          ========          ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest paid ..............................................................         $  4,972          $  1,953

     Income taxes paid ..........................................................            1,080               118
Non-cash investing and financing activities:
     Station representation contracts acquired ..................................         $ 12,704          $ 14,004
                                                                                          ========          ========

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

                       INTEREP NATIONAL RADIO SALES, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except share information)

1.       Summary of Significant Accounting Policies

Principles of Consolidation

                  The consolidated financial statements include the accounts of Interep National Radio Sales, Inc. ("Interep"), together with its subsidiaries (collectively, the "Company"), and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany transactions and balances have been eliminated.

                  The consolidated financial statements of June 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 1998, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1999.

Revenue Recognition

                  The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenue is derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. Since it is common practice in the industry for rep companies not to pay a station until the corresponding receivable is paid, and since the receivable and payable are equal, except for the commissions, fees payable to stations have been offset against the related receivables from advertising agencies in the accompanying consolidated balance sheets.

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

2.       New Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet and measured at its fair value. This Statement also requires that changes in the derivative's fair value be recognized currently in earnings. To date, the Company has not, and has no present intention to, invest in any derivative instruments or participate in any hedging activities. Accordingly, the adoption of SFAS 133 will not have any effect on the Company.

3.       Segment Disclosures

                  In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on consolidated cash flow (defined as operating income before depreciation, amortization and management fees), general and administrative expenses of $5,186 and $5,346 for the six months ended June 30, 1999 and 1998, respectively, and EBITDA (income before interest, taxes, depreciation and amortization) of $9,634 and $30,676 for the six months ended June 30, 1999 and 1998, respectively.

4. Summarized Consolidating Financial Statements

The following summarized consolidating financial statements for the three and six months ended June 30, 1999 and 1998 present the financial position, the results of operations and cash flows for the Company and the guarantor subsidiaries of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

The guarantor subsidiaries are the only wholly-owned subsidiaries of the Company, direct or indirect, and have fully and unconditionally guaranteed the Company's 10.0% Senior Subordinated Notes (the "Notes") due 2008 on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries of the Company because management has determined that such information is not material to investors.


                                                       At June 30, 1999

                                                                                                                  Consolidated
                                                       Company           Guarantors           Elimination           Company
                                                       -------           ----------           -----------          -----------

Current assets                                         $27,709              $64,764              $     --              $92,473

Noncurrent assets                                       55,938               20,247               (5,356)               70,829

Current liabilities                                     17,040               21,817                    --               38,857

Noncurrent liabilities                                 104,363               27,974                    --              132,337

                                                     At December 31, 1998

                                                                                                                  Consolidated
                                                       Company           Guarantors           Elimination           Company
                                                       -------           ----------           -----------          -----------

Current assets                                         $46,026              $68,436              $     --             $114,462

Noncurrent assets                                       15,266               60,136               (5,356)               70,046

Current liabilities                                     19,395               28,956                    --               48,351

Noncurrent liabilities                                 108,259               29,120                    --              137,379



                                         For the three months ended June 30, 1999

                                                                                                               Consolidated
                                                                  Company               Guarantors               Company
                                                                  -------               ----------             ------------

Commission revenue                                             $      156                  $24,069                  $24,255

Contract termination revenue                                           --                    1,237                    1,237

Operating (loss) income                                           (8,472)                    8,591                      119

Net (loss) income                                                 (9,657)                    8,294                  (1,363)



                                         For the three months ended June 30, 1998

                                                                                                               Consolidated
                                                                  Company               Guarantors               Company
                                                                  -------               ----------             ------------


Commission revenue                                             $      145                  $21,959                  $22,104

Contract termination revenue                                           --                    1,850                    1,850

Operating (loss) income                                           (8,107)                    6,457                  (1,650)

Net (loss) income                                                 (8,698)                    6,995                  (1,703)



                                          For the six months ended June 30, 1999

                                                                                                               Consolidated
                                                                  Company               Guarantors               Company
                                                                  -------               ----------             ------------


Commission revenue                                             $      387                  $41,349                  $41,736

Contract termination revenue                                           --                    3,742                    3,742

Operating (loss) income                                          (16,823)                   10,211                  (6,612)

Net (loss) income                                                (16,565)                    9,825                  (6,740)

                                          For the six months ended June 30, 1998

                                                                                                               Consolidated
                                                                  Company               Guarantors               Company
                                                                  -------               ----------             ------------


Commission revenue                                             $      383                  $37,619                  $38,002

Contract termination revenue                                           --                   25,966                   25,966

Operating (loss) income                                          (16,289)                   29,124                   12,835

Net (loss) income                                                (22,741)                   28,992                    6,251

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion is based upon and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

                  Certain statements contained herein, including without limitation, statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both domestic and foreign; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; and other factors referenced in this Report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

                  The Company has been unable to identify a method to forecast any trends in buyout activity, or in the amount of revenue or expense that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12 months preceding the date of termination (the "trailing period"). The amount recognized by the Company as contract termination revenue in any period is not, however, indicative of such revenue that may be realized in any future period from contract terminations. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while the consolidation of ownership in the radio broadcast industry that has followed the enactment of the Telecommunications Act of 1996 has increased buyout activity and amounts, the impact of such activity on the Company's revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

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

                  During 1999, the Company entered the Internet advertising business. Revenue and expenses from this business will be affected by the level of advertising on the Internet generally, the prices obtained for advertising on Internet web sites and the Company's ability to obtain contracts from high-traffic Internet web sites and from Internet advertisers.

                  The Company's selling and corporate expense levels are dependent on management decisions regarding operating and staffing levels and on inflation. Selling expenses represent all costs associated with the Company's marketing, sales and sales support functions. Corporate expenses include items such as corporate management, corporate communications, financial services, advertising and promotion expenses, Internet advertising development expenses and employee benefit plan contributions.

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

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

                  Commission Revenue. Commission revenue in the second quarter of 1999 increased to $24.2 million, or 9.6%, from $22.1 million in the comparable quarter in 1998. This increase is attributable to the fact that commissions generated from new client representation contracts (primarily the ABC radio stations) exceeded the loss of commission revenue from terminated representation contracts (primarily Nationwide Communications), as well as a general increase in national spot advertising on client stations. The Company entered the Internet advertising business during 1999, with sales of $37,000 during the quarter ended June 30, 1999.

                  Contract Termination Revenue. Contract termination revenue decreased 33.1%, to $1.2 million, during the second quarter of 1999, as compared to $1.9 million in the comparable 1998 period, a decrease of $0.7 million. This decrease resulted from the lower contract values of stations lost during the current period as compared to the prior period.

                  Selling Expenses. Selling expenses for the second quarter of 1999 increased to $16.0 million from $14.1 million during the same period of 1998. This increase of $1.9 million, or approximately 13.5%, was primarily due to employee compensation increases associated with the growth in commission revenue. Costs relating to the Company's entry into the Internet advertising business were $0.4 million during the second quarter of 1999.

                  General and Administrative Expenses. General and administrative expenses declined $0.1 million to $2.6 million for the second quarter of 1999, from $2.7 million in the comparable quarter in 1998. This reduction was primarily the result of the relocation of the Company's back office operations to Florida.

                  Depreciation and Amortization. Depreciation and amortization declined by $2.0 million in the second quarter of 1999, to $6.7 million, from $8.7 million in the second quarter of 1998. This decrease of approximately 22.9% was due primarily to the completion of the amortization of certain representation contracts.

                  Operating Income (Loss). Operating loss decreased by $1.8 million, or 107%, for the second quarter of 1999, compared with the second quarter of 1998, as a result of improved performance and lower amortization.

                  Interest Expense, net. Interest expense, net increased approximately $1.2 million, or approximately 97%, to $2.4 million for the second quarter of 1999, compared to $1.2 million for the second quarter of 1998. This increase primarily resulted from interest charges associated with the Company's issuance of its Notes (as defined below) in July 1998.

                  Benefit for Income Taxes. The benefit for income taxes declined by approximately $0.3 million, to $0.9 million, for the quarter ended June 30, 1999, compared to $1.2 million for the second quarter of 1998. This decrease is a direct result of the loss before taxes.

                  Net Income (Loss). The Company's net loss of approximately $1.4 million for the second quarter of 1999, a $0.3 million reduction from the $1.7 million net loss for the comparable period in 1998, is attributable to the factors discussed above.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

                  Commission Revenue. Commission revenue in the first half of 1999 increased to $41.7 million, or 9.8%, from $38.0 million in the comparable period in 1998. This increase is attributable to the fact that commissions generated from new client representation contracts (primarily the ABC radio stations) exceeded the loss of commission revenue from terminated representation contracts (primarily Nationwide Communications), as well as a general increase in national spot advertising on client stations. The Company entered the Internet advertising business during 1999, with sales of $37,000 during the period ended June 30, 1999.

                  Contract Termination Revenue. Contract termination revenue decreased 85.6%, to $3.7 million, during the first six months of 1999, as compared to $26.0 million in the comparable 1998 period, a decrease of $22.2 million. This decrease is attributable to the fact that a substantial amount of contract termination revenue was generated in the first quarter of 1998 as a result of the termination of the Company's representation contracts with stations owned by SFX Broadcasting, Inc., when SFX was acquired by an affiliate of a competitor of the Company. The loss of representation contracts during the first six months of 1999 was not as significant. The value of representation contracts acquired or terminated during the last few years has generally tended to increase, due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the enactment of the Telecommunications Act of 1996.

                  Selling Expenses. Selling expenses for the first six months of 1999 increased to $30.7 million from $27.9 million during the same period of 1998. This increase of $2.8 million, or approximately 9.7%, was primarily due to employee compensation increases associated with the growth in commission revenue. Costs relating to the Company's entry into the Internet advertising business were $0.5 million during the first six months of 1999.

                  General and Administrative Expenses. General and administrative expenses declined $0.1 million to $5.2 million for the first half of 1999, from $5.3 million in the comparable period in 1998. This reduction was primarily the result of the relocation of the Company's back office operations to Florida.

                  Depreciation and Amortization. Depreciation and amortization declined by $1.6 million in the first half of 1999, to $16.2 million, from $17.8 million in the first half of 1998. This decrease of approximately 8.9% was due primarily to the completion of the amortization of certain representation contracts.

                  Operating Income (Loss). Operating income decreased by $19.4 million, or 152%, for the first half of 1999 compared with the comparable period in 1998. This decline was essentially attributable to the reduction in contract termination revenue discussed above.

                  Interest Expense, net. Interest expense, net increased approximately $2.6 million, or approximately 115%, to $4.8 million for the six months ended June 30, 1999, compared to $2.2 million for the same period in 1998. This increase primarily resulted from interest charges associated with the Company's issuance of its Notes in July 1998.

                  Provision (Benefit) for Income Taxes. The provision for income taxes declined by $9.0 million for the first half of 1999 compared to the first half of 1998 as a result of the decline in contract termination revenue in 1999 discussed above.

                  Net Income (Loss). The Company's net loss of approximately $6.7 million for the six months ended June 30, 1999, a $13.0 million reduction from the $6.3 million net income for the comparable period in 1998, is primarily attributable to the reduction in contract termination revenue discussed above.

Liquidity and Capital Resources

                  The Company's cash requirements have been primarily funded by cash provided from operations and, historically, bank debt. Cash provided by operating activities for the six months ended June 30, 1999 amounted to $0.1 million. Due to the seasonality of the Company's business, the first quarter is the Company's weakest quarter and the fourth quarter is stronger than the second and third quarters.

                  Net cash used in investing activities is attributable to capital expenditures. Capital expenditures of $2.1 million during the six months ended June 30, 1999 were primarily for computer equipment and upgrades.

                  Overall cash used for financing activities of $14.6 million during the first six months of 1999 was primarily used for acquisitions of station representation contracts.

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

                  In July 1998, the Company issued $100.0 million aggregate principal amount of 10% Senior Subordinated Notes due July 1, 2008 (the "Notes"). A portion of the net proceeds of this issuance was used to repay the then outstanding balance of the Company's bank debt. Additionally, the Company redeemed all of the outstanding shares of the Company's Series A Preferred Stock and Series B Preferred Stock, together with all of the outstanding shares of Common Stock subject to redemption. The Company also entered into an agreement with two banks to provide the Company with a $10.0 million revolving credit facility.

                  The Company believes that its liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and anticipated needs for required representation contract acquisition payments, and to make required payments of principal and interest under its new credit facility and 10.0% annual interest payments on the Notes. The Company may not, however, generate sufficient cash flow for these purposes or to repay the Notes at maturity. The Company's ability to fund its operations and required contract buyout payments and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company may also need to refinance all or a portion of the Notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTEREP NATIONAL RADIO SALES, INC.


August 13, 1999                        By     WILLIAM J. McENTEE, JR.
                                         ---------------------------------------
                                              William J. McEntee, Jr.
                                              Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX


            10.1 Amendment No. 2 to Revolving Line of Credit Agreement, dated as of March 31, 1999, among the Registrant, its subsidiaries, BankBoston, N.A., and Summit Bank

            10.2 Accession Agreement, dated as of March 15, 1999, among the Registrant, its subsidiaries, American Radio Sales, Inc., BankBoston, N.A., and Summit Bank

            10.3   Pledge Amendment, dated as of March 15, 1999, by the
                   Registrant

            27.1   Financial Data Schedule