Form 10-Q
period 1999-09-30
INTEREP NATIONAL RADIO SALES INC
filed 1999-11-09
CIK 796735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------


                      Commission file number  333-60575
                                             -------------

                      INTEREP NATIONAL RADIO SALES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                        13-1865151
----------------------------------------  --------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

  100 Park Avenue, New York, New York                   10017
----------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)

                                (212) 916-0700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes [X]     No  [_]


     As of November 4, 1999, there were 282,903 outstanding shares of the registrant's Common Stock, $0.04 par value per share.

                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                       INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                                            September 30,   December 31,
                                                                                 1999           1998
                                                                            --------------  -------------
                                                                             (unaudited)
                                        ASSETS

Current assets:
Cash and cash equivalents....................................................    $ 15,155       $ 32,962
Receivables, less allowance for doubtful accounts of $1,106 and $1,626
 respectively................................................................      29,238         35,104
Representation contract buyouts receivable...................................       8,090         11,447
Current portion of deferred representation contract costs....................      30,856         33,742
Prepaid expenses and other current assets....................................       1,122          1,207
                                                                                 --------       --------

Total current assets.........................................................      84,461        114,462
                                                                                 --------       --------

Fixed assets, net............................................................       5,958          4,311
Deferred costs on representation contract purchases..........................      45,946         45,702
Station contract rights, net.................................................         944          1,681
Representation contract buyouts receivable...................................       4,298          6,920
Other assets.................................................................      16,468         11,432
                                                                                 --------       --------

Total assets.................................................................    $158,075       $184,508
                                                                                 ========       ========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses........................................    $ 14,184       $ 16,640
Accrued interest.............................................................       2,500          4,972
Representation contract buyouts payable......................................      17,225         20,219
Accrued employee-related liabilities.........................................       4,836          6,520
                                                                                 --------       --------

Total current liabilities....................................................      38,745         48,351
                                                                                 --------       --------

Long-term debt...............................................................     100,000        100,000
                                                                                 --------       --------

Representation contract buyouts payable......................................      24,477         26,706
                                                                                 --------       --------

Other noncurrent liabilities.................................................       5,533         10,673
                                                                                 --------       --------

Commitments and contingencies

Shareholders' deficit:
Common stock, $.04 par value-1,000,000 shares authorized, 334,549 shares
 issued in 1999 and 1998, respectively.......................................          14             14
Additional paid-in-capital...................................................       1,163          1,163
Accumulated deficit..........................................................      (9,848)          (320)
Receivable from Employee Stock Ownership Plan................................          --            (82)
Treasury stock, at cost-51,822 and 51,671 shares, respectively...............      (2,009)        (1,997)
                                                                                 --------       --------

Total shareholders' deficit..................................................     (10,680)        (1,222)
                                                                                 --------       --------

Total liabilities and shareholders' deficit..................................    $158,075       $184,508
                                                                                 ========       ========

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except share information)
                                  (unaudited)


                                                          For the                  For the
                                                       Three Months              Nine Months
                                                    Ended September 30,       Ended September 30,
                                                    -------------------       -------------------
                                                      1999      1998            1999       1998
                                                    --------  --------        ---------  --------

Commission revenue............................      $27,103   $24,941         $ 68,839   $62,943
Contract termination revenue..................        2,609       713            6,351    26,679
                                                    -------   -------         --------   -------

Total revenues................................       29,712    25,654           75,190    89,622
                                                    -------   -------         --------   -------

Operating expenses:
Selling expenses..............................       20,350    18,967           51,008    46,913
General and administrative expenses...........        2,885     2,940            8,071     8,286
Depreciation and amortization expense.........        7,072     9,451           23,318    27,292
                                                    -------   -------         --------   -------

Total operating expenses......................       30,307    31,358           82,397    82,491
                                                    -------   -------         --------   -------

Operating (loss) income.......................         (595)   (5,704)          (7,207)    7,131
Interest expense, net.........................        2,546     2,206            7,358     4,447
                                                    -------   -------         --------   -------

(Loss) income before (benefit) provision for
 income taxes.................................       (3,141)   (7,910)         (14,565)    2,684
(Benefit) provision for income taxes..........         (353)   (3,480)          (5,037)      863
                                                    -------   -------         --------   -------

Net (loss) income.............................       (2,788)   (4,430)          (9,528)    1,821
                                                    -------   -------         --------   -------

Preferred stock dividend requirements and
 redemption premium...........................            -     4,101                -     5,031
                                                    -------   -------         --------   -------

Net (loss) income applicable to common
 shareholders.................................      $(2,788)  $(8,531)        $ (9,528)  $(3,210)
                                                    =======   =======         ========   =======

Basic (loss) earnings per share...............       $(9.86)  $(15.66)         $(33.70)   $(9.76)
                                                    =======   =======         ========   =======

Diluted (loss) earnings per share.............       $(9.86)  $(15.66)         $(33.70)   $(9.76)
                                                    =======   =======         ========   =======

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                   (in thousands, except share information)
                                  (unaudited)


                                      Common Stock     Additional                                   Treasury Stock
                                     ---------------    Paid-In     Accumulated   Receivable
                                     Shares   Amount    Capital       Deficit     from ESOP        Shares    Amount
                                     -------  ------  -----------   -----------   ----------       ------    ------
Balance, January 1, 1999             334,549     $14     $1,163      $  (320)        $(82)         51,671    $1,997
Net loss                                  --      --         --       (9,528)          --              --        --
Treasury stock purchases                  --      --         --           --           --             151        12
Reduction of receivable from ESOP         --      --         --           --           82              --        --
                                     -------     ---     ------      -------         ----          ------    ------
Balance, September 30, 1999          334,549     $14     $1,163      $(9,848)     $   --           51,822    $2,009
                                     =======     ===     ======      =======      ===========      ======    ======



The accompanying Notes to the Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                   For the
                                                                                 Nine Months
                                                                             Ended September 30,
                                                                            ---------------------
                                                                              1999        1998
                                                                            ---------  ----------

Cash flows from operating activities:
Net (loss) income.......................................................    $ (9,528)   $  1,821
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation and amortization...........................................      23,318      27,292
Net loss on investments.................................................          64          --
Changes in assets and liabilities-
Receivables.............................................................       5,866      (2,007)
Representation contracts buyout receivable..............................       5,979       4,697
Prepaid expenses and other current assets...............................          85        (997)
Other noncurrent assets.................................................        (202)     (4,805)
Accounts payable and accrued expenses...................................      (2,456)    (14,239)
Accrued interest........................................................      (2,472)      2,340
Accrued employee-related liabilities....................................      (1,684)     (1,055)
Other noncurrent liabilities............................................      (5,140)      2,589
                                                                            --------    --------

Net cash provided by operating activities...............................      13,830      15,636
                                                                            --------    --------

Cash flows from investing activities:
Additions to fixed assets...............................................      (2,625)       (520)
Increase in other investments...........................................      (4,678)         --
Cash paid for acquisitions..............................................      (1,000)         --
                                                                            --------    --------

Net cash used in investing activities:..................................      (8,303)       (520)
                                                                            --------    --------

Cash flows from financing activities:
Station representation contracts payments...............................     (23,404)    (24,563)
Debt repayments.........................................................           -     (61,384)
Borrowings in accordance with credit agreement..........................           -      17,250
Issuance of Senior Subordinated Notes...................................           -     100,000
Redemption of Preferred Stock & Common Stock subject to redemption......           -     (16,705)
Purchases of treasury stock.............................................         (12)        (55)
Other, net..............................................................          82         182
                                                                            --------    --------

Net cash used in financing activities...................................     (23,334)     14,725
                                                                            --------    --------

Net (decrease) increase in cash and cash equivalents....................     (17,807)     29,841
Cash and cash equivalents, beginning of period..........................      32,962       1,419
                                                                            --------    --------

Cash and cash equivalents, end of period................................    $ 15,155    $ 31,260
                                                                            ========    ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest paid........................................................    $  9,972    $  2,235
   Income taxes paid....................................................       1,191         144
Non-cash investing and financing activities:
   Station representation contracts acquired............................    $ 18,182    $ 27,763
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

          The consolidated financial statements of September 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 1998, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1999.

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

Earnings (Loss) Per Share

          Basic earnings (loss) per share (EPS) for each of the respective periods have been computed by dividing the net income (loss) applicable to the common shareholders by the weighted average number of common shares outstanding during the period. Basic EPS has been computed using the weighted average shares of common stock outstanding of 282,727 and 282,878 for the three months ended September 30, 1999 and 1998, respectively, and 282,744 and 328,926 for the nine months ended September 30, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised. Diluted EPS has been computed using the weighted average shares of common stock outstanding of 282,727 and 282,878 for the three months ended September 30, 1999 and 1998, respectively, and 282,744 and 328,926 for the nine months ended September 30, 1999 and 1998, respectively.

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

3.   Segment Disclosures

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on consolidated cash flow (defined as operating income before depreciation, amortization and management fees), general and administrative expenses of $8,071 and $8,286 for the nine months ended September 30, 1999 and 1998, respectively, and EBITDA (income before interest, taxes, depreciation and amortization) of $16,111 and $34,423 for the nine months ended June 30, 1999 and 1998, respectively.

4. Summarized Consolidating Financial Statements

          The following summarized consolidating financial statements as of September 30, 1999 and December 31, 1998, and for the three and nine months ended September 30, 1999 and 1998 present the financial position, the results of operations and cash flows for the Company and the guarantor subsidiaries of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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

                           At September 30, 1999

                                                               Consolidated
                          Company   Guarantors   Elimination      Company
                          --------  -----------  ------------  -------------

Current assets            $ 21,523    $ 62,938       $    --       $ 84,461

Noncurrent assets           50,172      28,798        (5,356)        73,614

Current liabilities         17,833      20,912            --         38,745

Noncurrent liabilities     104,219      25,791            --        130,010

                             At December 31, 1998

                                                               Consolidated
                          Company   Guarantors   Elimination      Company
                          --------  ----------   ------------  -------------

Current assets            $ 46,026    $ 68,436       $    --       $114,462

Noncurrent assets           15,266      60,136        (5,356)        70,046

Current liabilities         19,395      28,956            --         48,351

Noncurrent liabilities     108,259      29,120            --        137,379

                 For the three months ended September 30, 1999

                                                               Consolidated
                                     Company     Guarantors      Company
                                    ----------   -----------   ------------

Commission revenue                    $    505       $26,598       $ 27,103

Contract termination revenue                --         2,609          2,609

Operating (loss) income                (10,058)        9,463           (595)

Net (loss) income                      (12,349)        9,561         (2,788)

                 For the three months ended September 30, 1998

                                                               Consolidated
                                     Company     Guarantors      Company
                                    ----------   -----------   ------------

Commission revenue                    $    203       $24,738       $ 24,941

Contract termination revenue                --           713            713

Operating (loss) income                (10,844)        5,140         (5,704)

Net (loss) income                       (9,682)        5,252         (4,430)

                 For the nine months ended September 30, 1999

                                                               Consolidated
                                     Company     Guarantors      Company
                                    ----------   -----------   ------------

Commission revenue                    $    892       $67,947       $ 68,839

Contract termination revenue                --         6,351          6,351

Operating (loss) income                (26,881)       19,674         (7,207)

Net (loss) income                      (28,914)       19,386         (9,528)

                 For the nine months ended September 30, 1998

                                                               Consolidated
                                     Company     Guarantors      Company
                                    ----------   -----------   ------------

Commission revenue                    $    613       $62,330       $ 62,943

Contract termination revenue                --        26,679         26,679

Operating (loss) income                (26,787)       33,918          7,131

Net (loss) income                      (32,423)       34,244          1,821

5. Acquisitions

          On September 30, 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1 million paid upon closing and a maximum of $3 million to be paid contingent upon certain future performance measures over the next five years. The Company is in the process of completing the allocation of purchase price to the net assets acquired based on their estimated fair values. As of September 30, 1999, the $1 million is included in Other Assets on the accompanying consolidated balance sheet.


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

General

          The Company derives substantially all of its revenues from commissions on sales of national spot radio advertising air time for the radio stations represented by the Company. Generally, national spot advertising time is purchased by advertising agencies or media buying services retained by advertisers. The Company receives commissions from its client radio stations based on the national spot radio advertising billings of the station, net of standard advertising agency and media buying services commissions. The Company enters into written representation contracts with its clients which include negotiated commission rates. Because commissions are based on the prices paid to radio stations for spots, the Company's revenue base is regularly and automatically adjusted for inflation.

               The Company's operating results generally depend on:

               . increases and decreases in the size of the total national spot radio advertising market;

               .    changes in the Company's share of this market;

               .    acquisitions and terminations of representation contracts;
                    and

               .    operating expense levels.

The effect of these factors on the Company's financial condition and results of operations has varied from period to period.

          Total U.S. national spot radio advertising annual revenues have grown from an estimated $1.15 billion to an estimated $1.98 billion during the five years ended December 31, 1998. The performance of the national spot radio advertising market is influenced by a number of factors, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio.

          The Company's share of the national spot advertising market changes as a result of increases and decreases in the amount of national spot advertising broadcast on the Company's clients. Moreover, the Company's market share increases as it acquires representation contracts with new client stations and decreases if current client representation contracts are terminated. Thus, the Company's ability to attract new clients and to retain existing clients significantly affects its market share.

          The value of representation contracts which have been acquired or terminated during the last few years has tended to increase due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the passage of the Telecommunications Act of 1996. In recent years, the Company has increased its representation contract acquisition activity, and the Company has devoted a significant amount of its resources to these acquisitions. At the same time, the Company has received an increased amount of contact termination revenue. The Company bases its decisions to acquire a representation contract on the market share opportunity presented and an analysis of the costs and net benefits to be derived. The Company continuously seeks opportunities to acquire additional representation contracts on attractive terms, while maintaining its current clients. The Company's ability to acquire and maintain representation contracts has had, and will continue to have, a significant impact on its revenues and cash flows.

          Following industry practice, the Company generally acts as the exclusive national rep firm for each of its client radio stations under a written contract. If a station terminates its contract prior to the scheduled termination date, the station is typically obligated to pay the Company, as required by the contract or in accordance with industry practice. This amount is approximately equal to the commissions the Company would have earned during the unexpired term of the canceled contract, plus an additional two months of "spill over" commissions. "Spill-over" commissions are those earned on advertising placed or committed to prior to the contract termination but broadcast later. In practice, a successor rep firm enters a new contract with the station and assumes the obligation to make the termination payments. These payments are usually made in equal monthly installments over a period of one-half the number of months remaining under the terminated contract. To illustrate, assume a station terminates a representation contract with a competing rep firm and that contract has a remaining unexpired term of 12 months. If the Company acquires the representation contract, its payment obligation to the competing rep firm would be 14 months of commissions payable in seven equal monthly installments. However, certain contracts representing material revenues permit clients in certain circumstances to terminate their agreements with less than 12-months' notice and pay termination and evergreen payments over shorter periods of time.

          The Company recognizes revenues on a contract termination as of the effective date of the termination. When a contract is terminated, the Company writes off in full the unamortized portion, if any, of the expense originally incurred on acquisition of the contract. When the Company enters into a representation contract with a new client, it amortizes the contract acquisition cost in equal monthly installments over the life of the new contract. As a result, the Company's operating income is affected, negatively or positively, by the acquisition or loss of client stations.

          The Company is unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12 month "trailing period" preceding the date of termination. The amount recognized by the Company as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments has increased since 1996, their impact on the Company's revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

          While the commission revenues generated under a representation contract during a trailing period is used in calculating the buyout amount the Company pays to acquire that contract, it should not be relied on as an indicator of the future commission revenues the Company will generate under that contract. The Company's revenues will depend on a number of factors, including the amount of national spot advertising broadcast by the station involved. This, in turn, will be affected by factors such as general and local economic conditions, consumer attitudes and spending patterns, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio.

          During 1999, the Company entered the Internet advertising business. Revenues and expenses from this business will be affected by the level of advertising on the Internet generally, the prices obtained for advertising on the Internet and the Company's ability to obtain contracts from high-traffic Internet websites and from Internet advertisers.

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

          The Company's business normally follows the pattern of advertising expenditures in general. It is seasonal to the extent that radio advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be weaker during the first calendar quarter. Radio advertising also generally increases during the second and third quarters due to holiday-related advertising, school vacations and back-to-school sales. Additionally, radio tends to experience increases in the amount of advertising revenues as a result of special events such as presidential election campaigns. Furthermore, the level of advertising revenues of radio stations, and therefore the Company's level of revenues, is susceptible to prevailing general and local economic conditions and the corresponding increases or decreases in the budgets of advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

          Commission Revenue.   Commission revenue in the third quarter of 1999
increased to $27.1 million, or 8.7%, from $24.9 million in the comparable 1998 quarter. This increase was primarily attributable to a general increase in national spot advertising on client stations, as well as the fact that commissions from new representation contracts, primarily the ABC and Cumulus radio stations, exceeded the loss of commission revenues from terminated contracts, primarily Nationwide Communications. The Company's new Internet advertising business had revenues of $369,000 during the quarter ended September 30, 1999.

          Contract Termination Revenue. Contract termination revenue increased 265.9%, to $2.6 million, during the third quarter of 1999, as compared to $0.7 million in the comparable 1998 period, an increase of $1.9 million. This increase resulted from the higher contract values of stations lost during the current period as compared to the prior period.

          Selling Expenses. Selling expenses for the third quarter of 1999 increased to $20.4 million from $19.0 million during the comparable 1998 period. This increase of $1.4 million, or approximately 7.3%, was primarily due to employee compensation increases associated with the growth in commission revenues. Costs relating to the Company's entry into the Internet advertising business were $1.0 million during the third quarter of 1999.

          General and Administrative Expenses. General and administrative expenses declined $55,000 to $2.9 million for the third quarter of 1999. This reduction was primarily the result of lower cost levels achieved through the relocation of the Company's accounting and finance functions to Florida in 1997.

          Depreciation and Amortization. Depreciation and amortization declined by $2.4 million in the third quarter of 1999, to $7.1 million, from $9.5 million in the comparable 1998 period. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This decrease of approximately 25.2% was due primarily to the completion of the amortization of certain representation contracts.

          Operating (Loss) Income. Operating loss decreased by $5.1 million, or 89.6%, for the third quarter of 1999, compared with the third quarter of 1998, as a result of improved performance and lower amortization.

          Interest Expense, Net. Interest expense, net increased approximately $0.3 million, or approximately 15.4%, to $2.5 million for the third quarter of 1999, compared to $2.2 million for the third quarter of 1998. This increase primarily resulted from interest charges associated with the Company's issuance of its Senior Subordinated Notes in July 1998.

          Provision (Benefit) for Income Taxes. The benefit for income taxes declined by approximately $3.1 million, to $0.4 million, for the quarter ended September 30, 1999, compared to $3.5 million for the third quarter of 1998. This decrease is a direct result of the reduction in loss before taxes.

          Net Income (Loss). The Company's net loss of approximately $2.8 million for the third quarter of 1999, a $1.6 million reduction from the $4.4 million net loss for the comparable period in 1998, is attributable to the factors discussed above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

          Commission Revenue.   Commission revenue in the first nine months of
1999 increased to $68.8 million, or 9.4%, from $62.9 million in the comparable 1998 period. This $5.9 million increase was primarily attributable to the fact that commissions from new representation contracts, primarily the ABC radio stations, exceeded the loss of commission revenues from terminated contracts, primarily Nationwide Communications, as well as a general increase in national spot advertising on client stations. The Company's new Internet advertising business had revenues of $406,000 during the nine-month period ended September 30, 1999.

          Contract Termination Revenue. Contract termination revenue in the first nine months of 1999 decreased to $6.4 million, or 76.2%, from $26.7 million in the comparable 1998 period, a decrease of $20.3 million. This decrease was primarily attributable to the fact that a substantial amount of contract termination revenue was generated in the first quarter of 1998 as a result of the termination of the Company's representation contracts with stations owned by SFX Broadcasting, when it was acquired by an affiliate of the Company's principal competitor. The loss of representation contracts during the first nine months of 1999 was not as significant. The value of representation contracts acquired or terminated during the last few years has generally tended to increase due to the factors discussed above.

          Selling Expenses. Selling expenses for the first nine months of 1999 increased to $51.0 million from $46.9 million during the comparable 1998 period. This increase of $4.1 million, or approximately 8.7%, was primarily due to employee compensation increases associated with the growth in commission revenues. Costs relating to the Company's entry into the Internet advertising business were $1.4 million during the nine-month period ended September 30, 1999.

          General and Administrative Expenses. General and administrative expenses declined $0.2 million to $8.1 million for the first nine months of 1999, from $8.3 million in the comparable 1998 period. This reduction was primarily the result of the lower cost levels achieved through the relocation of the Company's accounting and finance functions to Florida in 1997.

          Depreciation and Amortization. Depreciation and amortization decreased to $23.3 million, or 14.6%, for the first nine months of 1999, from $27.3 million in the comparable 1998 period. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This decrease of $4.0 million was primarily due to the completion of the amortization of certain representation contracts.

          Operating Income (Loss). Operating income decreased by $14.3 million, or 201.1%, to a loss of $7.2 million for the first nine months of 1999 compared with operating income of $7.1 million in the comparable 1998 period. This decline was primarily due to the decrease in contract termination revenues discussed above.

          Interest Expense, Net. Interest expense, net increased 65.5% to $7.4 million for the first nine months of 1999, from $4.4 million for the comparable 1998 period. This increase of approximately $2.9 million primarily resulted from interest charges associated with the issuance of the Company's Senior Subordinated Notes in July 1998.

          Provision (Benefit) for Income Taxes. The provision for income taxes decreased by $5.9 million to $(5.0) million for the first nine months of 1999 compared to $900,000 for the comparable 1998 period, primarily as a result of the decrease in contract termination revenues in 1999 discussed above.

          Net (Loss) Income. The Company's net loss of approximately $9.5 million for the first nine months of 1999, a $11.3 million decrease from the $1.8 million net income for the comparable 1998 period, was primarily due to the reduction in contract termination revenues discussed above.

Liquidity and Capital Resources

          The Company's cash requirements have been primarily funded by cash provided from operations and financing transactions. Cash provided by operations during the first nine months of 1999 amounted to $13.8 million, as compared to $29.4 million, $23.8 million and $36.0 million for the years ended 1998, 1997 and 1996, respectively. These fluctuations were primarily attributable to changes in receivables pertaining to representation contract buyouts.

          Net cash used in investing activities is primarily attributable to capital expenditures and investments in private companies. Capital expenditures of $2.6 million, $1.3 million, $800,000 and $1.0 million for the nine months ended September 30, 1999 and the years ended 1998, 1997 and 1996, respectively, were primarily for computer equipment and software upgrades. Investments in private companies amounted to $4.7 million for the nine months ended September 30, 1999, and consisted of significant minority equity positions in three Internet advertising firms. Additionally, during such period the Company acquired a radio promotion and marketing consulting business for an initial payment of $1.0 million plus an earn-out payment of up to $3.0 million over the next five years.

          Overall cash used in financing activities of $23.3 million during the first nine months of 1999 was primarily used for acquisitions of representation contracts. Cash provided by (used in) financing activities during the years ended December 31, 1998, 1997 and 1996 was $3.4 million, $(24.3) million and $(34.1) million, respectively. The cash provided by financing activities in 1998 resulted from the issuance of the Senior Subordinated Notes described below, offset by acquisitions of station representation contracts. Cash used in financing activities in 1997 and 1996 was primarily used for acquisitions of representation contracts and debt repayments, offset by increased borrowings.

          In general, as the Company acquires new representation contracts, it uses more cash and, as contracts are terminated, receives additional cash. For the reasons noted above, the Company is not able to predict the amount of cash it will require for contract acquisitions, or the cash it will receive on contract terminations, from period to period.

          In July 1998 the Company issued 10% Senior Subordinated Notes in the principal amount of $100.0 million due July 1, 2008. Interest on the Senior Subordinated Notes is payable in semi-annual payments of $5.0 million. The Senior Subordinated Notes, while guaranteed by the Company's subsidiaries, are unsecured and are junior in right of payment to any amounts outstanding under the revolving credit agreement described below, as well as to certain other indebtedness. The Company used a portion of the net proceeds from the issuance of the Senior Subordinated Notes to repay the then outstanding balance of our bank debt. Additionally, the Company redeemed all of the outstanding shares of its Series A preferred stock and Series B preferred stock, together with all of the associated shares of common stock then subject to redemption.

          The Company issued the Senior Subordinated Notes under an indenture that limits its ability to engage in various activities. Among other things:

               . the Company is generally not able to pay any dividends to its stockholders, other than dividends payable in shares of common stock;

               . the Company can only incur additional indebtedness under limited circumstances; and

               . certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes.

          The Senior Subordinated Notes may not be redeemed by the Company prior to July 1, 2003, except that it may redeem up to 30% of the Senior Subordinated Notes with the proceeds of equity offerings such as the initial public offering currently anticipated by the Company to occur in the fourth quarter of 1999. If certain events occurred which would be deemed to involve a change of control under the indenture, the Company would be required to offer to repurchase all of the Senior Subordinated Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

          In July 1998 the Company also entered into an agreement with two banks to provide it with a $10.0 million revolving credit facility. Although the Company does not owe any amounts under that agreement, it imposes a number of constraints on the Company's operations. In addition to covenants similar to those in the indenture governing the Senior Subordinated Notes, the revolving credit agreement requires that the Company maintain:

               .    a maximum leverage ratio not to exceed 5.25 to 1.0;

               . a maximum senior debt leverage ratio not to exceed 2.0 to 1.0;

               . a minimum interest coverage ratio of not less than 1.6 to 1.0; and

               . a minimum fixed charge coverage ratio of not less than 1.1 to 1.0.

          The Company believes that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and anticipated needs for required representation contract acquisition payments, and to make required payments of principal and interest under its revolving credit facility and 10.0% annual interest payments on the Senior Subordinated Notes, for at least the next 12 months. The Company may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. The Company's ability to fund its operations and required contract acquisition payments and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company may also need to refinance all or a portion of the notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms, if at all.

Year 2000 Assessment

          Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. During 1998, the Company completed an assessment of its internal readiness to implement Year 2000 compliant systems on a timely basis. The Company currently utilizes software systems for its accounting, billing and database management functions, among others, which were developed by third parties or the Company, using third-party software development tools. These third parties have advised the Company that such systems are Year 2000 compliant or, in some cases, will be made Year 2000 compliant through the installation of software patches or upgrades. The Company completed the programming changes needed to make its systems Year 2000 compliant during the first quarter of 1999 and does not believe that the related cost will have a material adverse effect on the Company's revenues. The Company estimates that its Year 2000 expenditures during 1999 will be $250,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 changes. The Company's inability to implement such changes could have a material adverse effect on the Company's revenues.

          The Company has not completed its assessment of the Year 2000 compliance of its clients, nor of the possible consequences of the failure of one or more of its clients to become Year 2000 compliant on a timely basis. It is possible that if a substantial number of the Company's clients failed to implement Year 2000 compliant billing or payment systems, for example, their payments to the Company of commissions on the sale of radio advertising time might be disrupted, which would adversely affect its cash flow. The Company will continue to discuss these matters with its key clients during 1999 to attempt to ascertain whether and to what extent such problems are likely to occur. It is not clear, however, what measures, if any, the Company could take to handle such eventualities while still maintaining client relationships. The Company has been advised by its principal suppliers of data base information services and payroll services that those services will be Year 2000 compliant on a timely basis. The Company does not believe that it has other relationships with vendors or suppliers which, if disrupted due to the failure of such vendors and suppliers to deal adequately with their own Year 2000 compliance issues, would have a material adverse effect on the Company's business.


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

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INTEREP NATIONAL RADIO SALES, INC.


November 8, 1999              By         WILLIAM J. McENTEE, JR.
                                ------------------------------------------
                                         William J. McEntee, Jr.
                                         Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


    27.1        Financial Data Schedule