Form 10-K
period 1999-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2000-03-29
CIK 796735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ---------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT
   OF 1934

   For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the transition period from          to

                        Commission file number 333-60575

                       INTEREP NATIONAL RADIO SALES, INC.
             (Exact name of registrant as specified in its charter)

                     New York                                          13-1865151
          (State or other jurisdiction of                           (I.R.S. Employer
          incorporation or organization)                           Identification No.)
       100 Park Avenue, New York, New York                               10017
     (Address of principal executive offices)                          (Zip Code)

                                 (212) 916-0700
              (Registrant's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                                                                 Name of Each Exchange
               Title of Each Class                                on Which Registered
               -------------------                               ---------------------
  Class A Common Stock, par value $.01 per share                         Nasdaq

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.Yes  [X]   No  [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 24, 2000, the aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Class A Common Stock on the Nasdaq stock market, as reported in the Wall Street Journal, was $45,686,648 (this excludes shares owned beneficially by directors, executive officers, the registrant's Employee Stock Ownership Plan or the registrant's Stock Growth Plan).

   The number of shares of the registrant's Common Stock outstanding as of the close of business on March 24, 2000 was 6,241,890 shares of Class A Common Stock, par value $.01 per share, and 4,098,739 shares of Class B Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's proxy statement to be used in connection with its 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

   Some of the statements made in this Annual Report are "forward-looking statements" that are not based on historical facts and that reflect management's current views and estimates about future economic circumstances, industry conditions and our performance and financial results. Because these forward-looking statements are based on many assumptions and involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

General

   Interep (also referred to as "we," "us" or the "Company") is the largest independent national spot radio representation or "rep" firm in the United States. We are the exclusive rep firm for over 2,000 radio stations nationwide, including radio stations of ABC Radio, Citadel, Cumulus, Entercom, Infinity and Radio One. Our market share was an estimated 54.2% for 1998 and 55.6% for 1999 in the ten largest U.S. radio markets, as measured by gross billings. We have grown to be a leader in our industry by increasing our clients' advertising revenues, acquiring station representation contracts and creating and acquiring other rep firms. Recently, our revenues have grown dramatically due in part to the significant consolidation that has occurred in the radio industry since the passage of the Telecommunications Act of 1996. We have sought to align ourselves with innovative radio station groups that are well-positioned to capitalize on this consolidation, while still meeting the needs of hundreds of independent stations nationwide.

   We have 15 full-service offices and six satellite offices across the country serving independent radio stations, regional radio station groups and national station groups in all 50 states and in 99 of the top 100 radio markets. Our clients include country, rock, sports, Hispanic, classical, urban, news and talk radio stations. We have built strong relationships with our clients and advertising agencies, some of which date back over 40 years.

Industry Background

   Popularity of Radio. Radio has been and continues to be a highly popular medium in the United States. According to radio industry sources, nearly 96% of all persons over age 12 listened to the radio every week. In 1998, Arbitron estimated that the average person over age 12 listened to almost 21 hours of radio programming each week. Of particular significance to advertisers is the fact that radio is often the medium that reaches consumers as they are making purchasing decisions. In any 24-hour period, 68% of adults ages 18 to 34 and 60% of adults ages 35 to 64 listen to radio within one hour of making their largest purchase of the day.

   Growth of Radio Advertising. Advertisers' awareness of the effectiveness of radio is reflected in the significant growth of the U.S. radio advertising industry during this decade. Total U.S. radio advertising revenues were an estimated $17.68 billion in 1999, up from an estimated $10.65 billion in 1994, for a compound annual growth rate of 10.7% during that five-year period. While radio advertising increased at a compound annual growth rate of 10.7% during the five years ended December 31, 1999, national spot radio advertising grew at a greater compound annual growth rate of 12.4% during the same period.

   Role of Representation Firms. Radio stations generally retain national rep firms on an exclusive basis to sell national spot commercial air time on their stations to advertisers outside of their local markets. The station's own sales force handles sales of air time to local advertisers. National spot radio advertising is placed or "spotted" in one or more broadcast markets, in contrast to network advertising, which is broadcast simultaneously on network-affiliated stations. National spot radio advertising typically accounts for approximately 20% of a radio station's revenues. Generally, national spot radio advertising time is purchased by advertising agencies or media buying services retained by advertisers to place advertising.

   A rep firm promotes the benefits of buying advertising time on its client radio stations and arranges for the placement of specific advertisements. Rep firms generate revenues by earning commissions on the sale of advertising time on client stations.

   Radio stations outsource their national spot advertising sales to rep firms to gain the following advantages:

  . eliminate the cost of developing and maintaining a dispersed, national sales staff, multiple sales offices and related infrastructure;

  . avoid the distraction of managing a group of national sales representatives;

  . benefit from the rep film's relationships with advertising agencies and national advertisers; and

  . obtain the rep firm's specialized research that enables it to sell its advertising time more effectively.

   Rep firms seek to increase national spot sales for their clients by making it easier for advertising buyers to purchase spot air time. They do so by providing easier access to a large number of radio stations which meet the advertisers' needs for target audiences as well as access to the rep firms' proprietary research and databases.

Our Services

   We have become a leader in our industry in part by representing large radio station groups which have been consolidators in the radio industry, while still meeting the needs of independent stations across the country. We now represent over 2,000 radio stations nationwide. We believe that our market leadership enhances our value to advertisers, increases our ability to sell air time for clients and allows us to package radio stations creatively to meet advertisers' special needs.

   We believe the following factors have contributed to our position as an industry leader and provide a strong foundation for further growth:

   Strong Relationships with Advertisers; National Presence. Our strong relationships with advertisers, advertising agencies and media buying services nationwide enable us to promote our client stations effectively. We work closely with advertisers to help them develop and refine radio advertising strategies and to support their purchases of advertising time on our client stations. Our sales force across the country is strategically located to provide effective coverage of all major media buying centers.

   Innovative Solutions. We have pioneered a variety of innovative solutions for the industry. For example, we were the first to package and market unaffiliated portfolios of client stations by grouping them together as "unwired networks" to meet advertisers' particular needs. Unwired networks enable radio advertisers and advertising agencies to target specific groups or markets by placing advertisements on as few as two stations or as many as all of the over 2,000 stations represented by us. We use promotions and specialized agency sales targeted at boutique agencies. We also developed the use of dedicated rep firms, such as American Radio Sales and Infinity Radio Sales, for the representation of individual radio station groups. A dedicated rep firm allows a client to benefit from our comprehensive services while still projecting its corporate identity to advertisers.

   Highly Skilled Sales Force and Sophisticated Sales Support. We have developed a highly skilled, professional sales force. We instill in our sales force a team-oriented approach to sales, marketing and client relationships through incentive programs and the continuous, in-house training programs of the Interep Radio University. We support our sales efforts with sophisticated media research, including a proprietary nationwide database. This research enables us to profile for advertisers the relevant characteristics of the audiences of our client stations, to assist them in reaching their target audiences. We have also enhanced our services to clients and advertisers alike through the growing use of technology, such as networked and mobile computing and computerized databases with remote client access.

   Experienced Senior Management Team. We have an experienced and entrepreneurial management team, headed by our Chief Executive Officer, Ralph
C. Guild, a recognized leader and innovator in the radio industry. Our senior sales managers have an average of over 25 years of industry experience and significant equity ownership in Interep. Our executive officers include Marc G. Guild, President, Marketing Division, William J. McEntee, Jr., Chief Financial Officer, Stewart Yaguda, President of Interep Marketing Group, and Charles Parra, Chief Technology Officer.

   Independence. We are not owned by a radio station group. We believe that our independence reduces perceived conflicts of interest in representing radio stations.

   Radio Industry Focus. Because we focus on representing U.S. radio stations, as opposed to unrelated businesses such as television stations and cable television systems, we believe we are better positioned to serve the needs of our clients.

Strategy

   Our objective is to enhance our position as the leading independent national spot radio advertising rep firm in the United States and to increase revenues and earnings. Our strategy to achieve these goals includes the following:

   Align with Leading Radio Groups. We intend to continue to expand our market share by developing new clients and seeking strategic alliances with innovative and leading station groups. The relaxed restrictions on ownership of multiple radio stations resulting from the Telecommunications Act of 1996 have led to significant concentration of ownership of radio stations. We intend to benefit from consolidation in the radio industry by actively pursuing and representing radio station groups that we believe will acquire additional radio stations, such as ABC Radio, Citadel, Cumulus, Entercom, Infinity and Radio One. To the extent that new government regulations or economic conditions create an environment for further industry consolidation, we will further seek to accelerate the growth of our client base through new alliances with radio broadcast industry innovators and consolidators.

   Develop Innovative Sales Programs. We will continue to develop innovative strategies and solutions for our clients, such as "e-radio," an electronic sales and communications tool. We will also strive to anticipate and meet trends in radio and advertising as our clients evolve. For example, we created Interep Interactive in 1999 to focus on the Internet. Interep Interactive sells Internet advertising by serving as an intermediary between website operators and advertisers in need of suitable websites to communicate their message. Interep Interactive also provides online marketing research on a secure basis to clients and advertisers. Our Interep Marketing Group works closely with Interep Interactive to cross-market Internet advertising with radio to advertisers and to reach potential radio advertisers that currently advertise over other media.

   Promote Radio Advertising. We will continue to use our proprietary databases of demographic and socioeconomic profiles of radio audiences in promoting the use of radio for advertising. In 1991, we established our Interep Marketing Group to advance the ongoing growth of radio advertising by focusing on advertisers that do not use or underutilize radio advertising. The Interep Marketing Group sales force works with these advertisers to demonstrate how radio can help them achieve their goals and create marketing opportunities. We believe that the Interep Marketing Group has contributed to the growth of radio advertising revenues in the aggregate and, by extension, our own growth.

   Make Strategic Investments. During 1999 we completed strategic investments in three Internet advertising representation companies. We will continue to consider strategic investments or acquisitions in our industry and in new media to improve our market share and to better leverage our marketing capabilities.

Organization

   We are organized into seven rep firms and five geographic regions. The rep firms focus on servicing client stations while the regional offices coordinate selling efforts to advertisers. Some of the rep firms, such as McGavren Guild, Allied Radio Partners and D&R Radio, have long histories and are the product of consolidations of smaller rep firms. Others, such as Infinity Radio Sales and American Radio Sales, were established more recently for the purpose of representing a single station group as a dedicated unit. Our rep firms are:


                                                                   Year Acquired
       Representation Firm                                           or Formed
       -------------------                                         -------------
       McGavren Guild.............................................     1953
       Allied Radio Partners......................................     1977
       D&R Radio..................................................     1981
       Caballero Spanish Media....................................     1995
       Infinity Radio Sales.......................................     1997
       American Radio Sales.......................................     1998
       Public Radio Network.......................................     1999

   The rep firms operate through our 15 strategically located full-service offices in Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, Minneapolis, New York, Philadelphia, Portland, San Antonio, San Francisco, Seattle and St. Louis, plus six satellite offices.

Clients

   We represent over 2,000 radio stations. We represent many of the largest and most successful radio station groups in the United States. In the ten largest U.S. radio markets, as measured by gross billings, our market share was an estimated 54.2% for 1998 and 55.6% for 1999. For the year ended December 31, 1999, other than Infinity, no station or station group accounted for more than 10% of our commission revenues. We will attempt to expand our market share by increasing our representation of stations in the top 100 radio markets, where we already have a significant presence, and by selectively expanding into smaller markets where appropriate.

   Clients generally retain us on an exclusive basis through written agreements. These rep contracts generally provide for an initial term followed by an "evergreen" period, meaning that the contract term continues until canceled following 12 months' prior notice. If the client terminates the contract without cause, the rep contracts generally provide for termination payments equal to the estimated commissions that would have been payable to the rep firm during the remaining portion of the term and the evergreen period, plus two months. For example, if a contract with an initial term of five years and a one-year evergreen period is canceled after three years, we would be compensated in an amount equal to 38 months of commissions: 24 months for the remaining term, 12 months for the evergreen notice period, plus two "spill-over" months. It is customary in the industry for the successor rep firm to make this payment. However, certain contracts representing material revenues permit clients in certain circumstances to terminate their agreements with less than 12 months' notice and pay termination and evergreen payments over shorter periods of time.

Sales Support

   In order to sell air time for our clients, we have established strong relationships with advertisers, advertising agencies and media buying services. Our Interep Marketing Group helps advertisers develop effective radio advertising strategies with the objective of influencing and facilitating their purchases of radio advertising air time. We support our sales efforts with sophisticated media research, using a proprietary database of demographic and socioeconomic profiles of every major U.S. radio market to help advertisers refine their radio advertising strategies. By showing correlations between buying patterns for various products and services and specific demographic and socioeconomic characteristics, we help advertisers reach their target audiences. In this way, our sales force helps advertisers plan radio advertising schedules using selected stations that we represent. We also provide concept development and sales promotion services, such as advertising support, merchandising and sales incentive programs, that enable us to suggest promotional campaigns, including partnerships with other advertising media.

   We believe that the overall demand for national spot radio advertising is enhanced by our packaging and selling of advertising time on unwired networks. By placing advertising with these networks, an advertiser can reach a large, targeted audience more efficiently than if it were to place advertising with many stations one at a time. An advertising agency or media buying service derives additional benefits from our unwired networks as we often perform research, scheduling, billing, payment and pre-analysis and post-analysis functions relating to the advertising time purchase.

   We use an extensive in-house training program for our work force called the Interep Radio University. We require that most of our professional employees spend approximately two weeks each year in our in-house training programs, which use our own personnel as well as instructors from leading marketing and management education programs.

Competition

   Our success depends on our ability to acquire and retain representation contracts with radio stations. The media representation business is highly competitive, both in the competition for clients and in the sale of air time to advertisers. Our only significant competitor in the national spot radio representation industry is Katz Media Group, Inc., a subsidiary of AM/FM, Inc., a major radio station group owner, which was acquired by Clear Channel Communications Inc. in 1999. In December 1999, Clear Channel, which had been our client, terminated its contract with us and engaged Katz Media Group as the exclusive representative for its 225 stations. To comply with FCC requirements, Clear Channel has announced that it will sell at least 200 of its radio stations. Some of the potential purchasers are our clients. After those dispositions, Katz Media Group would represent approximately 850 radio stations that are owned, directly or indirectly, by its parent corporation, many of which compete with other radio stations represented by Katz Media Group. We are not owned by a radio station group. We believe that our independence reduces perceived conflicts of interest in representing radio stations.

   We also compete with other independent and network media representatives, direct national advertisers, national radio networks, syndicators and other brokers of radio advertising. Moreover, on behalf of our clients, we compete for advertising dollars with other media such as broadcast and cable television, newspapers, magazines, outdoor and transit advertising. Internet advertising, point-of-sale advertising and yellow pages directories. Certain of our competitors have greater financial and other resources than we do, and such resources may provide them with a competitive advantage in competing for client stations or advertising expenditures.

   The change of ownership of a client station frequently results in a change of representation firm. The pace of consolidation in the radio industry has increased as a result of the Telecommunications Act of 1996, resulting in larger station groups. The recent increase in the number of ownership changes of radio stations has increased the frequency of the termination or buyout of representation contracts. Further, as station groups have become larger, they have gained bargaining power with representation firms over rates and terms. As a result, we continually compete for both the acquisition of new client stations as well as the maintenance of existing relationships.

   We believe that our ability to compete successfully is based on:

  .  the number of stations and the inventory of air time represented;

  .  strong relationships with advertisers;

  . the experience of management and the training and motivation of sales personnel;

  .  past performance;

  .  ability to offer unwired networks;

  .  use of technology; and

  .  research and marketing services for clients and advertisers.

   We believe that we compete effectively, in part, through our employees' knowledge of, and experience in, our business and industry and their long standing relationships with clients.

Employees

   As of December 31, 1999, we employed approximately 653 employees, of which approximately 614 were sales-related personnel. None of our employees are represented by a union. We believe that our relations with our employees are excellent.

Executive Officers

   The following table sets forth certain information regarding our executive officers:

          Name           Age                     Positions
Ralph C. Guild..........  71 Chairman of the Board and Chief Executive Officer;
                             Director
Marc G. Guild...........  48 President, Marketing Division; Director
William J. McEntee,       56 Vice President and Chief Financial Officer
 Jr.....................
Stewart Yaguda..........  43 President, Interep Marketing Group
Charles Parra...........  35 Chief Technology Officer

   All executive officers are appointed for terms of one year.

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

   Stewart Yaguda has been President, Interep Marketing Group since April 1992. Mr. Yaguda was a director of marketing for Ciba-Geigy Corp., an international pharmaceuticals company, from 1985 to 1992, where he was responsible for a marketing budget of over $30 million for certain over-the-counter drugs. From 1981 to 1985, he was a product manager at Nabisco Brands. As President of the Company's Radio 2000 Program,

Mr. Yaguda is responsible for attracting new advertisers to radio and expanding the advertising budgets of existing radio advertisers.

   Charles Parra has been Chief Technology Officer of the Company since September 1997. From July 1995 to August 1997, he was the Company's Director of Information Technology. Mr. Parra was a project manager for the information systems group at Russell Reynolds Associates, a New York-based executive search firm, from 1993 through 1995. From 1990 to 1993, Mr. Parra was a technical specialist for Sharp Electronics.

Item 2. PROPERTIES

   We lease approximately 128,000 square feet of office space in 15 cities throughout the United States. Our principal executive offices are located at 100 Park Avenue, New York, New York, where we occupy 38,400 square feet under a lease which expires in March 2005. We believe that our office premises are adequate for our foreseeable needs.

Item 3. LITIGATION

   From time to time we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 24, 1999, we held our Annual Meeting of Shareholders. The number of shares of Common Stock of the Company outstanding at the close of business on the record date for the meeting, September 29, 1999, and entitled to vote at the meeting was 282,062. There were represented at the meeting, in person or by duly given proxy, an aggregate of 268,290.42 shares of Common Stock, representing 95% of the total number of shares of Common Stock outstanding on the record date and entitled to vote at the meeting. At this meeting, the shareholders voted on the following matters:

  . The election of Ralph C. Guild, Marc G. Guild, Leslie D. Goldberg and Jerome S. Traum as directors of Interep. Each of these nominees was elected by a vote of 251,886.18 votes in favor of their election, 1,370 votes against and 15,034.24 votes withheld.

  . The amendment and restatement of Interep's Articles of Incorporation in connection with the contemplated initial public offering of Interep's Class A Common Stock, which, among other things, effected a 20.896-for-one split of the outstanding shares of our Common Stock. This proposal was approved by a vote of 268,290.42 votes in favor of the proposal, no votes against and no votes withheld.

  . The amendment and restatement of Interep's By-laws, also in connection with the contemplated initial public offering of Interep's Class A Common Stock. This proposal was approved by a vote of 266,509.97 votes in favor of the proposal, no votes against and 1,825.12 votes withheld.

  . The adoption of Interep's 1999 Stock Incentive Plan. This proposal was approved by a vote of 255,883.23 votes in favor of the proposal, 10,624.56 votes against and 1,782.63 votes withheld.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Class A Common Stock has been quoted on the Nasdaq stock market since December 9, 1999. On March 24, 2000, the last sale price of the Class A Common Stock was $8.00 per share. The following table sets forth the range of high and low bid prices for the common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                  High    Low
                                                                 ------ -------
   1999
     Fourth Quarter (December 9, 1999 to December 31, 1999)..... $13.50 $12.625
   2000
     First Quarter (January 1, 2000 to March 24, 2000).......... $14.50   $7.00

   As of March 24, 2000, there were four holders of record of our Class A Common Stock. We believe that a substantially larger number of beneficial owners hold shares of our Class A Common Stock in depository or nominee form.

Dividend Policy

   We have not paid any dividends on our common stock in the past two years, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Moreover, the terms of the documents governing our indebtedness prohibit the payment of cash dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

   On January 2, 1997, Patrick Healy acquired 229,856 shares of common stock on exercise of options for an aggregate purchase price of $636,990. On August 15, 1997 we purchased these shares from Patrick Healy for an aggregate purchase price of $894,520.

   On June 27, 1998, Interep granted options to acquire an aggregate 835,840 shares of common stock at a per share exercise price of $3.80. Messrs. Ralph Guild, Marc Guild and McEntee received options to acquire 626,880, 104,480 and 104,480 shares, respectively. These options are fully vested and expire in June 2008.

   On July 10, 1998, Interep granted options to acquire an aggregate 1,985,119 shares of common stock at a per share exercise price of $4.02. Messrs. Ralph Guild, Marc Guild, McEntee and Yaguda received options to acquire 1,253,759, 208,960, 313,440 and 208,960 shares, respectively. These options are fully vested and expire in July 2008.

   On December 16, 1998, Interep granted options to acquire an aggregate 470,160 shares of common stock at a per share exercise price of $4.20. Mr. Ralph Guild received options to acquire 52,240 shares. These options are fully vested and expire in December 2008.

   The issuances of the above securities were intended to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates, warrants and options issued in such transactions. We believe that all recipients had adequate access, through their relationships with the registrant, to information about the registrant.

   On December 9, 1999, Interep's Articles of Incorporation were amended and restated so that (i) the number of authorized shares of common stock was increased from 1,000,000 to 30,000,000 (20,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock) and (ii) each outstanding share of common stock was converted into 20.896 shares of Class B Common Stock. This transaction was conducted in reliance on the exemption from registration under the Securities Act of 1933 provided by
Section 3(a)(9) thereof.

Uses of Proceeds from Sales of Registered Securities

   On December 8, 1999, the Commission declared effective our Registration Statement on Form S-1 (File No. 333-88265). The Registration Statement covered the sale of 5,416,667 shares of our Class A Common Stock, of which 4,429,167 shares were sold by us, and 987,500 shares were sold by our Employee Stock Ownership Plan (the "ESOP"), at an offering price of $12 per share. The managing underwriters in the offering were Robertson Stephens, Bear Stearns & Co., Inc., HCFP/Brenner Securities, Inc., and SPP Capital Partners, LLC (the "Underwriters"). On December 14, 1999 we sold to the Underwriters 4,429,167 shares of Class A Common Stock for an aggregate consideration of $53,150,000, less underwriting discounts and commissions of $3,720,500, and other expenses of $2,655,500, for net proceeds to us of $46,774,000. The other expenses of $2,655,500 were paid to third parties not affiliated with us. We did not receive any proceeds from the sale of shares by the selling stockholder. Substantially all of the net proceeds received by us have been invested in interest-bearing investment grade securities. As disclosed in our Registration Statement on Form S-1, we have no specific plans for the net proceeds other than general corporate purposes and working capital. In addition to the 5,416,667 shares of common stock offered, the Underwriters were given an option to purchase up to an additional 812,500 shares of Class A Common Stock from the ESOP at an offering price of $12 per share. That option was exercised on January 11, 2000.

Item 6. SELECTED FINANCIAL DATA

                                         Year Ended December 31,
                          --------------------------------------------------------
                             1999        1998        1997       1996       1995
                          ----------  ----------  ---------- ---------- ----------
                                    (in thousands, except share data)
Statement of Operations
 Data:
Commission revenue......  $   96,540  $   87,735  $   87,096 $   72,858 $   70,306
Contract termination
 revenue................       6,838      37,221      26,586     18,876     12,194
                          ----------  ----------  ---------- ---------- ----------
  Total revenues........     103,378     124,956     113,682     91,734     82,500
Operating expense:
Selling, general and
 administrative
 expenses...............      78,774      73,482      75,676     62,877     62,245
Depreciation and
 amortization...........      32,717      36,436      28,954     20,988     13,073
                          ----------  ----------  ---------- ---------- ----------
  Total operating
   expenses.............     111,491     109,918     104,630     83,865     75,318
                          ----------  ----------  ---------- ---------- ----------
Operating income
 (loss).................      (8,113)     15,038       9,052      7,869      7,182
Interest expense, net...      10,213       6,744       3,779      3,911      3,385
Income (loss) before
 provision (benefit)
 for income taxes.......     (18,326)      8,294       5,273      3,958      3,797
Provision (benefit) for
 income taxes...........      (6,148)      3,446       2,359      1,885      1,843
                          ----------  ----------  ---------- ---------- ----------
Net income (loss).......     (12,178)      4,848       2,914      2,073      1,954
Preferred stock dividend
 requirements and
 redemption premium.....         --        5,031       1,590      1,364      1,159
                          ----------  ----------  ---------- ---------- ----------
Net income (loss)
 applicable to common
 stockholders...........  $  (12,178) $     (183) $    1,324 $      709 $      795
                          ==========  ==========  ========== ========== ==========
Basic earnings (loss)
 per common share.......  $    (1.97) $    (0.03) $     0.18 $     0.09 $     0.10
Basic weighted average
 common shares
 outstanding............   6,182,191   6,743,803   7,476,228  7,684,060  7,811,316
Diluted earnings (loss)
 per common share.......  $    (1.97) $    (0.03) $     0.17 $     0.09 $     0.10
Diluted weighted average
 common shares
 outstanding............   6,182,191   6,743,803   7,663,874  7,961,057  7,995,932

                                               December 31,
                                ---------------------------------------------
                                  1999     1998      1997     1996     1995
                                -------- --------  --------  -------  -------
                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents...... $ 66,725 $ 32,962  $  1,419  $ 2,653  $ 1,752
Working capital................   87,134   66,111    31,516   19,964   22,398
Total assets...................  226,320  184,508   141,030   93,930   76,881
Long-term debt (including
 current portion)..............   100,00  100,103    44,425   34,235   35,221
Redeemable preferred stock.....      --       --      6,924    5,334    3,970
Redeemable common stock........      --       --      4,522    4,662    4,132
Stockholders' equity
 (deficit).....................   33,486   (1,222)   (1,609)  (2,684)  (1,452)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

   The following discussion is based upon and should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

Overview

   We derive a substantial majority of our revenues from commissions on sales by us of national spot radio advertising air time for the radio stations we represent. Generally, national spot advertising time is purchased by advertising agencies or media buying services retained by advertisers. We receive commissions from our client radio stations based on the national spot radio advertising billings of the station, net of standard advertising agency and media buying services commissions. We enter into written representation contracts with our clients which include negotiated commission rates. Because commissions are based on the prices paid to radio stations for spots, our revenue base is regularly and automatically adjusted for inflation.

   Our operating results generally depend on:

  . increases and decreases in the size of the total national spot radio advertising market;

  .  changes in our share of this market;

  .  acquisitions and terminations of representation contracts; and

  .  operating expense levels.

   The effect of these factors on our financial condition and results of operations has varied from period to period.

   Total U.S. national spot radio advertising annual revenues have grown from an estimated $1.29 billion to an estimated $2.31 billion during the five years ended December 31, 1999. The performance of the national spot radio advertising market is influenced by a number of factors, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio.

   Our share of the national spot advertising market changes as a result of increases and decreases in the amount of national spot advertising broadcast by our clients. Moreover, our market share increases as we acquire representation contracts with new client stations and decreases if current client representation contracts are terminated. Thus, our ability to attract new clients and to retain existing clients significantly affects our market share.

   The value of representation contracts which have been acquired or terminated during the last few years has tended to increase due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the passage of the Telecommunications Act of 1996. In recent years, we have increased our representation contract acquisition activity, and we have devoted a significant amount of our resources to these acquisitions. At the same time, we have received an increased amount of contract termination revenue. We base our decisions to acquire a representation contract on the market share opportunity presented and an analysis of the costs and net benefits to be derived. We continuously seek opportunities to acquire additional representation contracts on attractive terms, while maintaining our current clients. Our ability to acquire and maintain representation contracts has had, and will continue to have, a significant impact on our revenues and cash flows.

   Following industry practice, we generally act as the exclusive national rep firm for each of our client radio stations under a written contract. If a station terminates its contract prior to the scheduled termination date, the station is typically obligated to make a payment to us, as required by the contract or in accordance with industry practice. This amount is approximately equal to the commissions we would have earned during the unexpired term of the canceled contract, plus an additional two months of "spill-over" commissions. "Spill-over" commissions are those earned on advertising placed or committed to prior to the contract termination but broadcast later. In practice, a successor rep firm enters a new contract with the station and assumes the obligation to make the termination payments. These payments are usually made in equal monthly installments over a period of one-half the number of months remaining under the terminated contract. To illustrate, assume a station terminates a representation contract with a competing rep firm and that contract has a remaining unexpired term of 12 months. If we acquire the representation contract, our payment obligation to the competing rep firm would be 14 months of commissions payable in seven equal monthly installments. However, certain contracts representing material revenues permit clients in certain circumstances to terminate their agreements with less than 12 months' notice and pay termination and evergreen payments over shorter periods of time.

   We recognize revenues on a contract termination as of the effective date of the termination. When a contract is terminated, we write off in full the unamortized portion, if any, of the expense we originally incurred on our acquisition of the contract. When we enter into a representation contract with a new client, we amortize the contract acquisition cost in equal monthly installments over the life of the new contract. As a result, our operating income is affected, negatively or positively, by the acquisition or loss of client stations.

   We are unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12-month "trailing period" preceding the date of termination. The amount recognized by us as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments has increased since 1996, their impact on our revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

   While the commission revenues generated under a representation contract during a trailing period is used in calculating the buyout amount we pay to acquire that contract, it should not be relied on as an indicator of the future commission revenues we will generate under that contract. Our revenues will depend on a number of factors, including the amount of national spot advertising broadcast by the station involved. This, in turn, will be affected by factors such as general and local economic conditions, consumer attitudes and spending patterns, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio.

   During 1999, we entered the Internet advertising business. Revenues and expenses from this business will be affected by the level of advertising on the Internet generally, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers.

   Our selling and corporate expense levels are dependent on management decisions regarding operating and staffing levels and on inflation. Selling expenses represent all costs associated with our marketing, sales and sales support functions. Corporate expenses include items such as corporate management, corporate communications, financial services, advertising and promotion expenses, Internet advertising development expenses and employee benefit plan contributions.

   Our business normally follows the pattern of advertising expenditures in general. It is seasonal to the extent that radio advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be weaker during the first calendar quarter. Radio advertising also generally increases during the second and third quarters due to holiday-related advertising, school vacations and back-to-school sales. Additionally, radio tends to experience increases in the amount of advertising revenues as a result of special events such as presidential election campaigns. Furthermore, the level of advertising revenues of radio stations, and therefore our level of revenues, is susceptible to prevailing general and local economic conditions and the corresponding increases or decreases in the budgets of advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

Results of Operations

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Commission revenue. Commission revenue for the year ended December 31, 1999 increased to $96.5 million, or 10.0%, from $87.7 million in 1998. This $8.8 million increase was primarily attributable to the fact that commissions from new representation contracts exceeded the loss of commission revenues from terminated contracts, as well as a general increase in national spot advertising on client stations. Our new Internet advertising business earned commissions of $210,000 in 1999.

   Contract termination revenue. Contract termination revenue in 1999 decreased to $6.8 million, or 81.7%, from $37.2 million in 1998, a decrease of $30.4 million. This decrease was primarily attributable to the fact that a substantial amount of contract termination revenue was generated in the first quarter of 1998 as a result of the termination of our representation contracts with stations owned by SFX Broadcasting, when it was acquired by an affiliate of our principal competitor. Our representation contracts with Clear Channel were terminated in December 1999, but the related amount of contract termination revenue has not been determined. The value of representation contracts acquired or terminated during the last few years has generally tended to increase due to the factors discussed above. During 1999, approximately 450 client stations terminated rep contracts with us, which generated an aggregate of approximately $10.0 million of commission revenue during their 12-month trailing periods.

   Selling expenses. Selling expenses for the year ended December 31, 1999 increased to $68.0 million from $61.6 million during 1998. This increase of $6.4 million, or approximately 10.4%, was primarily due to employee compensation increases associated with the growth in our commission revenues. Costs relating to our entry into the Internet advertising business were $1.8 million during 1999.

   General and administrative expenses. General and administrative expenses declined $1.1 million to $10.8 million for 1999, from $11.9 million in 1998. This reduction was primarily the result of cost reduction plans implemented by us.

   Depreciation and amortization. Depreciation and amortization decreased to $32.7 million, or 10.2%, for 1999, from $36.4 million in 1998. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This decrease of $3.7 million was primarily due to the completion of the amortization of certain representation contracts. We acquired representation contracts with approximately 400 new radio stations in 1999. We believe these contracts generated an aggregate of approximately $8.0 million of commission revenues during the 12-month trailing periods prior to their acquisition.

   Operating income (loss). Operating income decreased by $23.1 million, or 154.0%, to a loss of $8.1 million for 1999 compared with operating income of $15.0 million in 1998. This decline was primarily due to the decrease in contract termination revenues discussed above.

   Interest expense, net. Interest expense, net increased 51.4% to $10.2 million for 1999, from $6.7 million for 1998. This increase of approximately $3.5 million primarily resulted from interest charges associated with the issuance of our Senior Subordinated Notes in July 1998.

   Provision (benefit) for income taxes. The provision for income taxes decreased by $9.5 million to $(6.1) million for 1999 compared to $3.4 million for 1998, primarily as a result of the decrease in contract termination revenues in 1999 discussed above.

   Net Income (loss). Our net loss of approximately $12.2 million for 1999, a $17.0 million decrease from the $4.8 million net income for 1998, was primarily due to the reduction in contract termination revenues discussed above.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Commission revenue. Commission revenues in 1998 were $87.7 million, as compared to $87.1 million in 1997. Revenues from new client station representation contracts were offset in large part by the loss of representation contracts, primarily with SFX, which was acquired by an affiliate of a competitor, and Nationwide Communications, which was acquired by Jacor Communications.

   Contract termination revenue. Contract termination revenue increased to $37.2 million, or 39.8%, in 1998 from $26.6 million in 1997, primarily as a result of the termination of the SFX and Nationwide Communication representation contracts. This $10.6 million increase reflected that the value of representation contracts acquired or terminated during the last few years has tended to increase due to the factors discussed above. During 1998, approximately 220 client stations terminated rep contracts with us, which generated an aggregate of approximately $9.6 million of commission revenue during their 12-month trailing periods.

   Selling expenses. Selling expenses for 1998 decreased to $61.6 million, or approximately 2.4%, from $63.1 million in 1997. The $1.5 million improvement was primarily due to the effect of cost reduction programs initiated by us in 1997.

   General and administrative expenses. General and administrative expenses decreased to $11.9 million, or approximately 5.4%, in 1998, from $12.5 million in 1997. The primary cause of this improvement was the lower cost levels achieved through the relocation of our accounting and finance functions to Florida in 1997.

   Depreciation and amortization. Depreciation and amortization increased by $7.5 million in 1998, to $36.4 million, from $29.0 million in 1997. This 25.8% increase was due to the amortization of new representation contracts. We acquired representation contracts with approximately 300 new radio stations in 1998. We believe these contracts generated an aggregate of approximately $10.7 million of commission revenues during their 12-month trailing periods prior to their acquisition.

   Operating income. Operating income increased by $6.0 million, or 66.1%, to $15.0 million in 1998, compared with $9.0 million in 1997, primarily for the reasons discussed above.

   Interest expense, net. Interest expense, net increased to $6.7 million, or 78.4% in 1998, compared to $3.8 million in 1997. This $3.0 million increase was primarily due to the interest on the $100.0 million of Senior

Subordinated Notes issued in July 1998, offset by an $800,000 increase in interest earned on temporary investments.

   Provision for income taxes. Provision for income taxes for 1998 increased to $3.4 million, or 46.1%, from $2.4 million for 1997. This $1.0 million increase was the result of an increase in our pretax income.

   Net Income. Our net income increased by $1.9 million to $4.8 million, or 66.4% in 1998, from $2.9 million in 1997, for the reasons discussed above.

Liquidity and Capital Resources

   Our cash requirements have been primarily funded by cash provided from operations and financing transactions. On December 9, 1999 we closed our initial public offering, which resulted in net proceeds of $46.8 million. As of December 31, 1999, we had cash and cash equivalents of $66.7 million and working capital of $87.1 million.

   Cash provided by operations during 1999 amounted to $27.4 million, as compared to $29.4 million and $23.8 million for the years ended 1998 and 1997, respectively. These fluctuations were primarily attributable to changes in receivables pertaining to representation contract buyouts and, in 1999, a reduction in deferred income taxes.

   Net cash used in investing activities is primarily attributable to capital expenditures and investments in private companies. Capital expenditures of $2.9 million, $1.3 million and $0.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, were primarily for computer equipment and software upgrades. Investments in private companies amounted to $4.7 million for the year ended December 31, 1999, and consisted of minority equity positions in three Internet advertising firms. In December 1999, Ralph Guild acquired shares in one of such firms from its founders at a price higher than we paid. In February 2000, we invested an additional $1.14 million in the same firm, on the same terms as our initial investment. Additionally, in 1999 we acquired a radio promotion and marketing consulting business for an initial payment of $1.0 million plus an earn-out payment of up to $3.0 million over the next five years.

   Overall cash provided by financing activities of $15.0 million during 1999 resulted from Interep's initial public offering in December 1999, offset by cash used for acquisitions of representation contracts. Cash provided by (used in) financing activities during the years ended December 31, 1998 and 1997 was $3.4 million and $(24.3) million, respectively. The cash provided by financing activities in 1998 resulted from the issuance of the Senior Subordinated Notes described below, offset by acquisitions of station representation contracts. Cash used in financing activities in 1997 was primarily used for acquisitions of representation contracts and debt repayments, offset by increased borrowings.

   In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in "Overview", we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

   In July 1998 we issued 10% Senior Subordinated Notes in the aggregate principal amount of $100.0 million due July 1, 2008. Interest on the Senior Subordinated Notes is payable in semi-annual payments of $5.0 million. The Senior Subordinated Notes, while guaranteed by our subsidiaries, are unsecured and are junior in right of payment to certain other indebtedness. We used a portion of the net proceeds from the issuance of the Senior Subordinated Notes to repay the then outstanding balance of our bank debt. Additionally, we redeemed all of the outstanding shares of our Series A preferred stock and Series B preferred stock, together with all of the associated shares of common stock then subject to redemption. As of December 31, 1999 we terminated a $10.0 million revolving credit facility that we obtained in July 1998. We had made no borrowings under that facility.

   We issued the Senior Subordinated Notes under an indenture that limits our ability to engage in various activities. Among other things: we are generally not able to pay any dividends to our stockholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances; and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes.

   The Senior Subordinated Notes may not be redeemed by us prior to July 1, 2003, except that we may redeem up to 30% of the Senior Subordinated Notes with the proceeds of equity offerings. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Senior Subordinated Notes at a price equal to 101% of their aggregate principal, plus unpaid interest. Copies of the form of Senior Subordinated Notes and the indenture, including further details regarding the restrictions on our activities, are exhibits to our publicly available registration statement filed with the Securities and Exchange Commission, of which this prospectus is a part.

   We believe that the liquidity resulting from our initial public offering and the offering of our Senior Subordinated Notes, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. Our ability to fund our operations and required contract acquisition payments and to make scheduled principal and interest payments will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may also need to refinance all or a portion of the notes on or prior to maturity. There can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms, if at all.

Year 2000 Assessment

   We have dedicated resources over the past two years to address the potential hardware, software and other computer and technology issues and related concerns associated with the transition to the Year 2000 and to confirm that our service providers took similar measurers. As a result of those efforts, we have not experienced any material disruptions in our operations in connection with the transition to the Year 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk from changes in interest rates that may adversely affect our results of operations and financial condition. We seek to minimize the risks from these interest rate fluctuations through our regular operating and financing activities. Our policy is not to use financial instruments for trading or other speculative purposes. We are not currently a party to any financial instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial information required by this item appears in the pages marked F-1 through F-21 at the end of this Report and is incorporated herein by reference as if fully set forth herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

Item 10. through 13 inclusive

   The information required by Item 10 (Directors and Executive Officers of the Registrant)(other than information as to executive officers of the Company, which is set forth in Part I under the caption "Executive Officers"), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about April 25, 2000.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Documents Filed as Part of this Report

   Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

   Report of Independent Accountants...................................... F-2
   Consolidated Balance Sheets as of December 31, 1999 and 1998........... F-3
   Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.................................... F-4
   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999........................... F-5
   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.................................... F-6
   Notes to Consolidated Financial Statements............................. F-7

   Financial Statement Schedules. The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

   Schedule II--Valuation and Qualifying Accounts.......................... F-21

   Exhibits. The following Exhibits are filed as part of this Report:

 Exhibit No.                             Description
 -----------                             -----------
  3.1(5)     Restated Certificate of Incorporation of Interep.

  3.2(5)     By-Laws of Interep.

  4.1(1)     Indenture, dated July 2,1998, between Interep, the Guarantors and
             Summit Bank.

  4.2(1)     Form of 10% Senior Subordinated Note (Included in Exhibit 4.2).

  4.3(2)     Supplemental Indenture, dated as of March 22, 1999, among American
             Radio Sales, Inc., Interep, the Guarantors and Summit Bank as
             Trustee.

 10.1(1)     Agreement of Lease, dated June 15, 1998, between the Prudential
             Insurance Company of America and Interep.

 10.2(1)     Amended Lease, dated June 15, 1998, between the Tuxedo Park
             Executive Conference Center Proprietorship and Interep.

 10.3(1)*    Agreement, dated June 29, 1998, between Interep and Ralph C.
             Guild.

 10.4(1) Promissory Note, dated June 29, 1998, by Ralph C. Guild in favor of Interep.

 10.5(1)*    Services Agreement, dated June 1, 1997, between Interep and Media
             Financial Services, Inc.

 10.6(1)*    Amendment to Services Agreement, dated July 1, 1997, between
             Interep and Media Financial Services, Inc.

 10.7(2)* Amendment No. 2 to Services Agreement, dated as of March 25, 1999, between Interep and Media Financial Services, Inc.

 10.8(2)*    Fifth Amended and Restated Employment Agreement, dated as of March
             1, 1999, between Interep and Ralph C. Guild.

 10.9(1)*    Employment Agreement, dated January 1, 1991, between Interep and
             Marc G. Guild.


 Exhibit No.                             Description
 -----------                             -----------
 10.10(1)*   Amendment, dated June 29, 1998, to Employment Agreement, dated
             January 1, 1991, between Interep and Marc G. Guild.

 10.11(1)*   Non-Qualified Stock Option granted to Ralph C. Guild on December
             31, 1988.

 10.12(1)*   Amendment and Extension of Option, dated January 1, 1991, between
             Interep and Ralph C. Guild.

 10.13(1)*   Non-Qualified Stock Option granted to Ralph C. Guild on January 1,
             1991.

 10.14(1)*   Non-Qualified Stock Option granted to Ralph C. Guild on December
             31, 1995

 10.15(1)*   Non-Qualified Stock Option granted to Marc G. Guild on January 1,
             1991

 10.16(1)*   Non-Qualified Stock Option granted to Ralph C. Guild on June 29,
             1997

 10.17(1)*   Non-Qualified Stock Option granted to Marc G. Guild on June 29,
             1997.

 10.18(1)*   Non-Qualified Stock Option granted to William J. McEntee, Jr. on
             June 29, 1997.

 10.19(1)*   Deferred Compensation Agreement, dated September 30, 1997, between
             Interep and Stewart Yaguda.

 10.20(1)*   Supplemental Income Agreement, dated December 31, 1986, between
             Interep and Ralph C. Guild.

 10.21(1)*   Agreement, dated June 18, 1993, between Interep and Ralph C.
             Guild.

 10.22(1)*   Non-Qualified Stock Option Granted to Ralph C. Guild on July 10,
             1998.

 10.23(1)*   Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998.

 10.24(1)*   Non-Qualified Stock Option Granted to Stewart Yaguda July 10,
             1998.

 10.25(1)*   Non-Qualified Stock Option Granted to William J. McEntee, Jr. July
             10, 1998.

 10.26(5)*   Non-Qualified Stock Option Granted to Ralph C. Guild, December 16,
             1998.

 10.27(2)*   Non-Qualified Stock Option Granted to Leslie D. Goldberg, December
             16, 1998.

 10.28(5)*   Form of Indemnification Agreement for directors and officers.

 10.29(5)*   1999 Stock Incentive Plan.

 10.30(5)*   Form of Stock Option Agreement.

 10.31(5)    Lease Agreement, dated as of June 30, 1999 between Bronxville
             Family Partnership, L.P. and Interep.

 10.32(5)*   Agreement, dated as of November 30, 1999 between Interep and Ralph
             C. Guild.

 10.33(5)*   Agreement, dated as of November 30, 1999 between Interep and Ralph
             C. Guild.

 10.34(5)*   Agreement, dated as of November 30, 1999 between Interep and Marc
             G. Guild.

 10.35(5)    Form of Registration Rights Agreement among the Interep Employee
             Stock Ownership Plan, the Interep Stock Growth Plan and Interep.

 21.1        Subsidiaries of Interep.

 23.1        Consent of Arthur Andersen LLP (accountants).

 27.1        Financial Data Schedule

--------
 * Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.
(1) Incorporated by reference to Interep's registration statement on Form S-4/A (Registration No. 333-60575), filed with the Commission on February 17, 1999.

(2) Incorporated by reference to Interep's Annual Report on Form 10-K, filed with the Commission on March 31, 1999.
(3) Incorporated by reference to Interep's Quarterly Report on Form 10-Q/A, filed with the Commission on May 19, 1999.
(4) Incorporated by reference to Interep's Quarterly Report on Form 10-Q, filed with the Commission on August 16, 1999.
(5) Incorporated by reference to Interep's registration statement on Form S-1/A (Registration No. 333-88265), filed with the Commission on December 8, 1999.

(B) Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

                                          INTEREP NATIONAL RADIO SALES, INC.

March 29, 2000                                     /s/ Ralph C. Guild
                                          By: _________________________________
                                                     Ralph C. Guild
                                              President and Chief Executive
                                                       Officer and
                                            Chairman of the Board (principal
                                                   executive officer)

   Each person whose signature appears below hereby appoints Ralph C. Guild and William J. McEntee, Jr., and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
          /s/ Ralph C. Guild           President, Chief Executive   March 29, 2000
______________________________________  Officer, Chairman of the
            Ralph C. Guild              Board and Director

          /s/ Marc G. Guild            President, Marketing         March 29, 2000
______________________________________  Division; Director
            Marc G. Guild

     /s/ William J. McEntee, Jr.       Vice President and Chief     March 29, 2000
______________________________________  Financial Officer
       William J. McEntee, Jr.          (Principal Financial and
                                        Accounting Officer)

        /s/ Leslie D. Goldberg         Director                     March 29, 2000
______________________________________
          Leslie D. Goldberg

         /s/ Jerome S. Traum           Director                     March 29, 2000
______________________________________
           Jerome S. Traum

        /s/ Howard J. Brenner          Director                     March 29, 2000
______________________________________
          Howard J. Brenner

                       INTEREP NATIONAL RADIO SALES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998.............  F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997........................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7
Financial Statement Schedule for the Years Ended December 31, 1999, 1998
 and 1997
Schedule II--Valuation and Qualifying Accounts........................... F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Interep National Radio Sales, Inc.:

   We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interep National Radio Sales, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

New York, New York
March 8, 2000

                       INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 66,725  $ 32,962
  Receivables, less allowance for doubtful accounts of
   $2,158 and $1,626 in 1999 and 1998, respectively........   32,082    35,104
  Representation contract buyouts receivable...............    7,529    11,447
  Current portion of deferred representation contract
   costs...................................................   37,228    33,742
  Prepaid expenses and other current assets................    1,028     1,207
                                                            --------  --------
    Total current assets...................................  144,592   114,462
                                                            --------  --------
  Fixed assets, net........................................    5,727     4,311
  Deferred representation contract costs...................   55,103    45,702
  Station contract rights, net.............................      670     1,681
  Representation contract buyouts receivable...............    3,569     6,920
  Investments and other assets.............................   16,659    11,432
                                                            --------  --------
    Total assets........................................... $226,320  $184,508
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Capitalized lease obligations............................ $    --   $    103
  Accounts payable and accrued expenses....................   18,534    16,537
  Accrued interest.........................................    5,000     4,972
  Representation contract buyouts payable..................   26,301    20,219
  Accrued employee-related liabilities.....................    7,623     6,520
                                                            --------  --------
    Total current liabilities..............................   57,458    48,351
                                                            --------  --------
  Long-term debt...........................................  100,000   100,000
                                                            --------  --------
  Representation contract buyouts payable..................   29,876    26,706
                                                            --------  --------
  Other noncurrent liabilities.............................    5,500    10,673
                                                            --------  --------
Commitments and contingencies
Shareholders' equity:
  Class A common stock, $.01 par value--20,000,000 shares
   authorized, 5,416,667 shares issued at December 31,
   1999....................................................       54       --
  Class B common stock, $.01 par value--10,000,000 shares
   authorized, 4,923,962 and 6,991,350 shares issued at
   December 31, 1999 and 1998, respectively................       49        70
  Additional paid-in-capital...............................   45,881     1,107
  Accumulated deficit......................................  (12,498)     (320)
  Receivable from Employee Stock Ownership Plan............      --        (82)
  Treasury stock, at cost--1,079,716 shares at December 31,
   1998....................................................      --     (1,997)
                                                            --------  --------
    Total shareholders' equity (deficit)...................   33,486    (1,222)
                                                            --------  --------
    Total liabilities and shareholders' equity............. $226,320  $184,508
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                      For the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Commission revenues.............................. $ 96,540  $ 87,735  $ 87,096
Contract termination revenue.....................    6,838    37,221    26,586
                                                  --------  --------  --------
  Total revenues.................................  103,378   124,956   113,682
                                                  --------  --------  --------
Operating expenses:
  Selling expenses...............................   67,995    61,618    63,135
  General and administrative expenses............   10,779    11,864    12,541
  Depreciation and amortization expense..........   32,717    36,436    28,954
                                                  --------  --------  --------
    Total operating expenses.....................  111,491   109,918   104,630
                                                  --------  --------  --------
Operating (loss) income..........................   (8,113)   15,038     9,052
Interest expense, net............................   10,213     6,744     3,779
                                                  --------  --------  --------
(Loss) income before (benefit) provision for
 income taxes....................................  (18,326)    8,294     5,273
(Benefit) provision for income taxes.............   (6,148)    3,446     2,359
                                                  --------  --------  --------
Net (loss) income................................  (12,178)    4,848     2,914
Preferred stock dividend requirements and
 redemption premium..............................      --      5,031     1,590
                                                  --------  --------  --------
Net (loss) income applicable to common
 shareholders.................................... $(12,178) $   (183) $  1,324
                                                  --------  --------  --------
Basic (loss) earnings per share.................. $  (1.97) $  (0.03) $   0.18
                                                  --------  --------  --------
Diluted (loss) earnings per share................ $  (1.97) $  (0.03) $   0.17
                                                  ========  ========  ========


 The accompanying notes are an integral part of these consolidated statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands except share information)

                             Class A           Class B
                           Common Stock     Common Stock     Additional                          Treasury Stock
                         ---------------- ------------------  Paid-in   Accumulated Receivable -------------------
                          Shares   Amount   Shares    Amount  Capital     Deficit   from ESOP    Shares    Amount
                         --------- ------ ----------  ------ ---------- ----------- ---------- ----------  -------
Balance, January 1,
 1997...................       --   $--    6,761,494   $ 67   $   841    $ (1,601)    $(255)     (466,168) $(1,736)
Net income..............       --    --          --     --        --        2,914       --            --       --
Treasury stock
 purchases..............       --    --          --     --        --          --        --       (264,251)    (206)
Accretion of preferred
 stock..................       --    --          --     --        --         (793)      --            --       --
Accrued dividends in-
 kind on preferred
 stock..................       --    --          --     --        --         (797)      --            --       --
Reduction of receivable
 from ESOP..............       --    --          --     --        --          --         73           --       --
Revaluation of common
 stock subject to
 redemption.............       --    --          --     --        --          140       --            --       --
Exercise of stock
 options................       --    --      229,856      3      (259)        --        --            --       --
                         ---------  ----  ----------   ----   -------    --------     -----    ----------  -------
Balance, December 31,
 1997...................       --    --    6,991,350     70       582        (137)     (182)     (730,419)  (1,942)
Net income..............       --    --          --     --        --        4,848       --            --       --
Treasury stock
 purchases..............       --    --          --     --        --          --        --       (150,347)    (302)
Accretion of preferred
 stock..................       --    --          --     --        --         (492)      --            --       --
Accrued dividends in-
 kind on preferred
 stock..................       --    --          --     --        --         (442)      --            --       --
Reduction of receivable
 from ESOP..............       --    --          --     --        --          --        100           --       --
Earned compensation,
 executive stock
 options................       --    --          --     --        753         --        --            --       --
Redemption of preferred
 stock and common stock
 subject to redemption..       --    --          --     --       (228)     (4,097)      --       (198,950)     247
                         ---------  ----  ----------   ----   -------    --------     -----    ----------  -------
Balance, December 31,
 1998...................       --    --    6,991,350     70     1,107        (320)      (82)   (1,079,716)  (1,997)
Net loss................       --    --          --     --        --      (12,178)      --            --       --
Treasury stock
 purchases..............       --    --          --     --        --          --        --           (172)     (14)
Retirement of treasury
 stock..................       --    --   (1,079,888)   (11)   (2,000)        --        --      1,079,888    2,011
Reduction of receivable
 from ESOP..............       --    --          --     --        --          --         82           --       --
Conversion of common
 stock..................   987,500    10    (987,500)   (10)      --          --        --            --       --
Sale of common stock
 under public offering,
 net of expenses........ 4,429,167    44         --     --     46,774         --        --            --       --
                         ---------  ----  ----------   ----   -------    --------     -----    ----------  -------
Balance, December 31,
 1999................... 5,416,667  $ 54   4,923,962   $ 49   $45,881    $(12,498)    $ --            --   $   --
                         =========  ====  ==========   ====   =======    ========     =====    ==========  =======

 The accompanying notes are an integral part of these consolidated statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      For the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Cash flows from operating activities:
  Net (loss) income.............................. $(12,178) $  4,848  $  2,914
  Adjustments to reconcile income to net cash
   provided by operating activities:
    Depreciation and amortization................   32,717    36,436    28,954
    Stock option compensation expense............      --        753       --
    Changes in assets and liabilities--
    Receivables..................................    3,022    (3,908)   (4,487)
    Representation contract buyouts receivable...    7,269      (447)   (5,966)
    Prepaid expenses and other current assets....      179      (529)      243
    Other noncurrent assets......................   (1,480)   (5,259)      954
    Accounts payable and accrued expenses........    1,894    (8,161)     (809)
    Accrued interest.............................       28     4,817        13
    Accrued employee-related liabilities.........    1,103     1,934     2,457
    Other noncurrent liabilities.................   (5,173)   (1,080)     (452)
                                                  --------  --------  --------
      Net cash provided by operating activities..   27,381    29,404    23,821
                                                  --------  --------  --------
Cash flows from investing activities:
  Additions to fixed assets......................   (2,900)   (1,270)     (792)
  Increase in other investments..................   (5,678)      --        --
                                                  --------  --------  --------
      Net cash used in investing activities......   (8,578)   (1,270)     (792)
                                                  --------  --------  --------
Cash flows from financing activities:
  Station representation contract payments.......  (31,926)  (35,609)  (33,991)
  Debt repayments................................      --    (61,572)   (6,100)
  Borrowings in accordance with credit
   agreement.....................................      --     17,250    16,519
  Issuance of senior subordinated notes..........      --    100,000       --
  Redemption of preferred stock and common stock
   subject to redemption.........................      --    (16,705)      --
  Sales and issuances of stock, net of issuance
   costs.........................................   46,774       --       (256)
  Purchases of treasury stock....................      (14)      (55)     (206)
  Other, net.....................................      126       100      (229)
                                                  --------  --------  --------
      Net cash provided by (used in) financing
       activities................................   14,960     3,409   (24,263)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   33,763    31,543    (1,234)
Cash and cash equivalents, beginning of period...   32,962     1,419     2,653
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $ 66,725  $ 32,962  $  1,419
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
  Interest paid.................................. $  9,972  $  2,387  $  3,220
  Income taxes paid, net.........................      906       341       235
Non-cash investing and financing activities:
  Station representation contracts acquired...... $ 41,266  $ 36,958  $ 67,168
                                                  ========  ========  ========

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

Revenue Recognition

   The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenue is derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets.

   In 1999, commission revenue includes $210 of revenue derived from sales of advertising on the internet. In accordance with generally accepted accounting principles, the Company records this revenue on a net commission basis.

Representation Contract Termination Revenue and Contract Acquisition Costs

   The Company's station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period plus two months.

   Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. Income earned from the loss of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. In 1999, contract termination revenue was offset by $290 representing the amount of previously deferred cost that will not be realized due to the loss of the station representation contract.

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

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


Fixed Assets, net

   Furniture, fixtures and equipment are recorded at cost and are depreciated over three to ten-year lives, and leasehold improvements are amortized over the shorter of the lives of the leases or assets, all on a straight-line basis.

Depreciation and Amortization Expense

   A summary of depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                       1999    1998    1997
                                                      ------- ------- -------
   Depreciation and amortization of office
    facilities....................................... $ 1,484 $ 1,294 $ 1,587
   Amortization of contract acquisition costs........  28,291  32,482  24,603
   Amortization of intangible assets.................   2,942   2,660   2,764
                                                      ------- ------- -------
                                                      $32,717 $36,436 $28,954
                                                      ======= ======= =======

Station Contract Rights, Net

   Station contract rights consist of costs of purchased businesses in excess of net tangible assets acquired and are stated at cost less accumulated amortization. These costs are being amortized using the straight-line method over 5 years. Amortization expense for 1999, 1998 and 1997 was $1,011, $959 and $978, respectively, and is included in the above table. Other intangible assets include noncompete agreements which are being amortized over their contractual lives of two to four years.

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

Earnings (Loss) per Share

   Basic earnings (loss) per share (EPS) for each of the respective years have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the year. Basic EPS has been computed using the weighted average shares of common stock outstanding of 6,182,191, 6,743,803 and 7,476,228 for the years ended December 31, 1999, 1998 and 1997, respectively. Diluted EPS reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised. Diluted EPS has been computed using the weighted average shares of common stock outstanding of 6,182,191, 6,743,803 and 7,663,874 for the years ended December 31, 1999, 1998 and 1997, respectively.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


Income Taxes

   Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

Segment Reporting

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on operating cash flow, (defined as operating income before depreciation, amortization, and management fees), general and administrative expenses of $10,779, $11,864 and $12,541 in 1999, 1998, and 1997, respectively, and adjusted EBITDA (income excluding contract termination revenue before interest, taxes, depreciation and amortization) of $17,766, $14,253, and $11,420 in 1999, 1998, and 1997, respectively.

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

2. ACQUISITIONS AND INVESTMENTS

   In September 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1 million paid upon closing and a maximum of $3 million to be paid contingent upon certain future performance measures over the next five years. The performance measures were met for the year ended December 31, 1999 and therefore, the Company accrued an additional $1 million to be paid in September, 2000. The acquisition has been accounted for by the purchase method; accordingly, operating results are included in the accompanying statement of operations from the date of purchase. The acquired assets include fixed assets, current assets and rights to certain service agreements. The excess of cost over the fair market value of the assets acquired is being amortized over a five year period.

   The Company has investments in affiliates, which are accounted for on the cost method as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. Total investments in 1999 amounted to $4,678, representing a range of ownership from 8% to 16% of the affiliated companies.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


3. FIXED ASSETS

   Fixed assets are comprised of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Furniture and equipment.................................. $ 14,133  $ 11,318
   Leasehold improvements...................................    5,975     5,889
   Equipment held under lease...............................    3,461     3,461
                                                             --------  --------
                                                               23,569    20,668
   Less--Accumulated depreciation and amortization..........  (17,842)  (16,357)
                                                             --------  --------
   Fixed assets, net........................................ $  5,727  $  4,311
                                                             ========  ========

4. ACCOUNTS PAYABLE

   The Company utilizes a cash management system whereby overnight investments are determined daily. Included in accounts payable are $8,863 and $7,218 of book overdrafts as of December 31, 1999 and 1998, respectively, which result from this cash management program.

5. EMPLOYEE STOCK PLANS

Employee Stock Ownership Plan

   Under the terms of the Company's nonleveraged Employee Stock Ownership Plan ("ESOP") and Trust ("ESOT"), the Company may make annual contributions to the ESOT in the form of either cash or Class B common stock of the Company for the benefit of eligible employees. In lieu of contributions, the Company may repurchase shares of Class B common stock from the ESOP or advance money to the plan from time to time. The amount of annual funding is at the discretion of the Board of Directors of the Company except that the minimum amount must be sufficient to enable the ESOT to meet its current obligations. No cash contributions were made by the Company in 1999, 1998 and 1997 and consequently no compensation cost was incurred during 1999, 1998 or 1997. In lieu of contributions prior to 1998, the Company loaned money to the ESOP. At December 31, 1998, $82 of this advance remained outstanding and was recorded as a reduction of shareholders' equity. There was no outstanding receivable from the ESOP at December 31, 1999.

   Pursuant to the ESOP, as amended, employees of the Company and each of its subsidiaries are eligible to participate, subject to certain uniform requirements. Upon leaving the Company, employees may sell the shares back to the ESOT at the then fair market value of the Company's Class B common stock. Prior to the initial public offering (see Note 10), distributions were made in quarterly installments over a period not to exceed five years, depending upon the former employee's total account balance. Effective with the initial public offering, the distribution rule was amended to lump sum distribution. The portion of the vested liability relating to terminated employees as of December 31, 1998 was $4,381.

   The Company has purchased life insurance policies on certain of its executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund payments under the ESOP for these executives. Such policies had a cash surrender value of $3,023 and $2,839 as of December 31, 1999 and 1998, respectively, with no offsetting loans.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


   As of December 31, 1999 and 1998, the Company's ESOP owned 2,419,528 and 3,697,774 Class B common shares, respectively, representing approximately 23.4% and 62.6%, respectively, of the Company's total shares outstanding, before consideration of common stock equivalents. All shares owned by the ESOP as of December 31, 1999 and 1998 were allocated and earned.

Stock Growth Plan

   On January 1, 1995, the Company established the Stock Growth Plan, a qualified stock bonus plan through which a portion of qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. The Company, through employee withholdings, makes regular monthly cash contributions to the Stock Growth Plan. For the years ended December 31, 1999, 1998 and 1997, the Company recorded compensation expense of $2,672, $2,521 and $2,886, respectively, in relation to these contributions. Contributions to the Stock Growth Plan are used to repurchase shares of Interep Class B common stock from the ESOP and shares held by terminated employees.

   Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants will be made in cash upon termination of employment over a period not to exceed three years. The Stock Growth Plan purchased 290,746, 494,796 and 508,713 shares from the ESOP in 1999, 1998 and 1997, respectively. The weighted average fair value of stock purchased by the plan during 1999, 1998 and 1997 was $5.81, $4.01 and $3.94, respectively.

Stock Options

   In 1999, the Company adopted the 1999 Stock Incentive Plan. The plan provides for the granting of options and appreciation rights of the Company's Class A and Class B common stock. The option price per share may not be less than the fair market value of the Class A and Class B common stock on the date the option is granted. The aggregate number of shares may not exceed 666,667 for any participant during any three consecutive 12 month periods, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments. Under the terms of the plan, the Company is authorized to grant options to purchase up to a total of 2,000,000 shares of Class A and Class B common stock.

   A summary of the stock options outstanding during the years ended December 31, 1999, 1998 and 1997 is set forth below:

                                                    Number of       Weighted
                                                  Shares Subject    Average
                                                    to Option    Exercise Price
                                                  -------------- --------------
   Outstanding and exercisable at December 31,
    1996........................................    1,236,687         3.01
   Exercised during 1997........................     (229,856)        2.77
                                                    ---------         ----
   Outstanding and exercisable at December 31,
    1997........................................    1,006,831         3.07
   Granted during 1998, at prices less than fair
    market value................................    3,291,119         3.99
   Redeemed during 1998.........................      (66,511)        3.91
                                                    ---------         ----
   Outstanding at December 31, 1999 and 1998....    4,231,439         3.77
                                                    ---------         ----
   Options exercisable at December 31, 1998.....    1,776,159         3.38
   Options exercisable at December 31, 1999.....    4,231,439         3.77

   No stock options were granted in 1999.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


   The following table summarizes information regarding the stock options outstanding at December 31, 1999, pursuant to the terms of the Plan:

     Options Outstanding
       and Exercisable
       At December 31,                                                 Remaining
            1999                    Exercise Price                     Contractual Life
     -------------------            --------------                     ----------------
                 208,960            $         1.56                     6 Years
                 313,440                      2.77                     6 Years
                 417,920                      3.91                     6 Years
                 835,839                      3.80                     8.5 Years
               1,985,119                      4.02                     8.5 Years
                 470,161                      4.20                     9 Years
       -----------------
               4,231,439
       =================

   Compensation expense of $753 was recognized in 1998, which represents the difference between fair market value and the option exercise price on the date of grant. Under generally accepted accounting principles this also resulted in a credit to additional paid in capital.

   The Company has adopted the disclosure provisions of FASB Statement No. 123, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No. 25, in accounting for stock option plans. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates consistent with the disclosure method required in accordance with FASB Statement No. 123, the Company's net income and earnings per share would have been affected as shown in the following pro forma presentation:

                                                       Year ended December 31,
                                                       -------------------------
                                                           1999         1998
                                                       ------------  -----------
   Net (loss) income
     As reported...................................... $    (12,178) $    4,848
     Pro forma........................................      (16,756)      3,139
   Basic and diluted (loss) earnings per share
     As reported...................................... $      (1.97) $     0.72
     Pro forma........................................        (2.71)       0.47

   There would have been no impact on 1997 reported results as all options granted in previous years vested 100% on the grant dates, and no options were granted in 1997.

   The weighted average fair value of options granted in 1998 of $1.91 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: weighted average risk free interest rate of 5.55%, dividend yield of 0%, volatility of 0% and expected term of 10 years.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


6. EMPLOYEE BENEFIT PLANS

Managers' Incentive Compensation Plans

   The Company maintains various managers' incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. The Company provided approximately $5,029, $5,071 and $4,551 for such compensation during 1999, 1998 and 1997, respectively.

401(k) Plan

   The Company has a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed ninety days of service with the Company. Under the terms of the 401(k) Plan, the Company may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. The Company provided $615, $892 and $728 in the form of cash in 1999, 1998 and 1997, respectively.

Deferred Compensation Plans

   Certain of Interep's subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 1999, 1998, and 1997, the Company provided compensation expense of $101, $72 and $14, respectively related to these plans. All amounts due under these plans were fully vested as of December 31, 1999 and are recorded as liabilities on the Company's consolidated balance sheet; however, they remain subject to further appreciation/depreciation upon changes in value (as defined).

   The Company has agreements with several of its employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 1999. The Company provided $189, $226 and $262 in 1999, 1998 and 1997, respectively, for these plans which principally represented interest on the vested benefits.

   In 1994, the Company established a compensation deferral plan for key executives. Participants made a one-time election to defer certain of their compensation and have such amounts contributed to a tax-deferred trust in the form of Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") and Interep common stock. No contributions were made in 1999, 1998 or 1997. The Company redeemed all of the outstanding Series B Preferred Stock and redeemable common stock during 1998. Distributions to participants out of the trust are being made in cash. As of December 31, 1999, the Company has $613 classified as accrued employee-related liabilities on the accompanying consolidated balance sheet relating to this plan.

Other

   The Company has life insurance policies on certain of its executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $1,344 and $1,229 as of December 31, 1999 and 1998, respectively, and offsetting loans of $873 and $793, respectively.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


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

   Components of the provisions for income taxes are as follows:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                          1999     1998   1997
                                                         -------  ------ ------
   Current:
     Federal............................................ $   --   $  240 $  --
     State..............................................     --      252    412
     Deferred...........................................  (6,148)  2,954  1,947
                                                         -------  ------ ------
       Total (benefit) provision........................ $(6,148) $3,446 $2,359
                                                         =======  ====== ======

   A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the income (loss) before income taxes for the periods ended December 31, 1999, 1998 and 1997, is as follows:

                                                       1999     1998    1997
                                                      -------  ------  ------
   (Benefit) provision computed at the federal
    statutory rate of 34%............................ $(6,231) $2,820  $1,793
   State and local taxes, net of federal income tax
    benefit..........................................    (946)    292     272
   Nondeductible travel and entertainment expense....     204     303     249
   Nondeductible insurance premiums..................      53    (102)     45
   Other.............................................    (280)    133     --
   Valuation allowance...............................   1,052     --      --
                                                      -------  ------  ------
       Total......................................... $(6,148) $3,446  $2,359
                                                      =======  ======  ======

   Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
   Deferred tax assets:
     Depreciation and amortization........................... $ 1,966  $ 1,460
     Accruals not currently deductible for tax purposes......   3,202    3,190
     Consolidated net operating loss carryforward............   7,200      --
     Other...................................................     676      884
                                                              -------  -------
                                                               13,044    5,534
                                                              -------  -------
   Deferred tax liabilities:
     Buyout receivable.......................................   4,439    7,347
     Unamortized representation contracts....................   7,450    6,167
     Other...................................................     103      344
                                                              -------  -------
   Net deferred tax asset (liability)........................   1,052   (8,324)
   Valuation allowance.......................................  (1,052)     --
                                                              -------  -------
   Net deferred tax liability................................ $   --   $(8,324)
                                                              =======  =======

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


   As of December 31, 1999 and 1998, the Company had a refund receivable of $189 and an accrued tax liability of $492, respectively, on its books. The Company has a tax net operating loss of $7,200 as of December 31, 1999 that expires in 2019.

8. LONG-TERM DEBT

   Long-term debt at December 31, 1999 and 1998, includes the following:

                                                                1999     1998
                                                              -------- --------
   Senior subordinated notes................................. $100,000 $100,000
   Capitalized lease obligations.............................      --       103
                                                              -------- --------
                                                               100,000  100,103
   Less--Current portion.....................................      --       103
                                                              -------- --------
                                                              $100,000 $100,000
                                                              ======== ========

   On July 2, 1998, the Company issued (the "Offering") $100,000,000 aggregate principal amount of 10.0% Senior Subordinated Notes (the "Notes") due on July 1, 2008. The Notes are general unsecured obligations of the Company, and the indenture agreement for the Notes stipulates, among other things, restrictions on incurrence of additional indebtedness, payment of dividends, repurchase of equity interests (as defined), creation of liens (as defined), transactions with affiliates (as defined), sale of assets or certain mergers and consolidations. The Notes bear interest at the rate of 10.0% per annum, payable semiannually on January 1 and July 1. The Notes are subject to redemption at the option of the Company, in whole or in part, at any time after July 1, 2003. In addition, at any time and from time to time prior to July 1, 2001, the Company may redeem up to an aggregate of 30% in principal amount of Notes originally issued under the indenture agreement at a redemption price equal to 110.0% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings (as defined). All of the Company's subsidiaries are guarantors of these Notes and all guarantor subsidiaries are wholly owned by the Company. The guarantee is full, unconditional, joint and several with other guarantor subsidiaries. The Company has no other assets or operations separate from its investment in the subsidiaries.

   The Company capitalized $4,689 of the costs incurred in the Offering of which, $468 and $205 has been expensed in 1999 and 1998, respectively.

   In addition, on July 2, 1998, the Company entered into a $10.0 million revolving credit facility with BankBoston, N.A. and Summit Bank. This Facility was terminated by the Company in December 1999.

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

   Accretion of the Series A Preferred Stock in 1998 and 1997 was $457 and $735, respectively. Accretion of the Series B Preferred Stock in 1998 and 1997 was $35 and $58, respectively. Dividends-in-kind on the Series A Preferred Stock in 1998 and 1997 were $372 and $676, respectively (consisting of 372 and 676 shares,

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

respectively). Dividends-in-kind on the Series B Preferred Stock for 1998 and 1997 were $70 and $121, respectively (consisting of 70 and 121 shares, respectively).

   The Company had traditionally repurchased the shares of its common stock held by departing employees outside the ESOP at a price equal to the then independently appraised value. The purchase price was payable in quarterly installments, including interest at rates prevailing for U.S. Treasury securities, over a one to five-year period depending upon the total value of the shares. During 1999, 1998 and 1997, in connection with employee terminations, the Company repurchased 172, 150,347 and 264,251 shares of common stock, respectively, at a price equal to the then fair market value of the shares.

10. SHAREHOLDERS' EQUITY

   In December 1999, the Company completed an initial public offering of 5,416,667 shares of Class A common stock at an initial offering price of $12.00 per share. Of the 5,416,667 shares of Class A common stock offered, 4,429,167 shares were issued and sold by the Company and 987,500 were sold by the Company's ESOP. The net proceeds to the Company from the initial public offering, after deducting applicable underwriter discounts and offering expenses, was $46.8 million. In January 2000, an additional 812,500 shares of common stock were sold by the Company's ESOP pursuant to an underwriters' over-allotment provision.

   On November 5, 1999, the board of directors approved a stock split of
20.8959855 for every one share outstanding to the stockholders of record as of December 8, 1999. The stock split was effected prior to the initial public offering. The stockholders also approved an increase in the authorized Class B common stock to 10,000,000 shares and a decrease in its par value to $0.01 as well as the authorization of 20,000,000 shares of Class A common stock. All share and per share data have been retroactively restated to reflect these changes.

11. RELATED PARTY TRANSACTIONS

   Since December 1979, the Company has leased from a trust, of which one of its executives is an income beneficiary and one of its executives is the trustee, a building which is used by the Company for training sessions and management meetings. The current lease expires on December 31, 2009 and provides for a base annual rental which is adjusted each year to reflect inflation and actual usage. Total lease expense was $74 in 1999, 1998 and 1997.

   In 1999, the Company acquired Interep Interactive, an internet representation firm, from one of its executives for $50 and a warrant to acquire 20% of this subsidiary for $30 expiring in 2025.

   At December 31, 1998, an executive was indebted to Interep in the total amount of $201 (including accrued interest), which was evidenced by a promissory note payable to Interep. This note bore variable interest at the lowest rate permitted for federal income tax purposes, which was 4.33% at December 31, 1998 and was due in equal annual installments of principal and interest through December 31, 1999. The note was paid in 1999.

   As of December 31, 1999 and 1998, an executive was indebted to Interep in the total of $300 and $489, respectively, by execution of promissory notes payable to the Company in annual installments of $200 and bearing interest at a fluctuating rate equal to the prime commercial lending rate plus 1%.

   In 1997, the Company entered into an agreement with Media Financial Services, Inc., an affiliate of one of the Company's executives, whereby Media Financial Services provides financial and accounting services to the

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

Company. The fee for these services amounted to approximately $3,000 and $2,600 in 1999 and 1998, respectively.

   The Company believes the terms of the arrangements relating to the building rental, indebtedness and accounting services are at least comparable to, if not more favorable for the Company, than the terms which would have been obtained in transactions with unrelated parties.

12. COMMITMENTS AND CONTINGENCIES

   At December 31, 1999, the Company was committed under operating leases, principally for office space, which expire at various dates through 2009. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $4,613, $4,292 and $4,266 in 1999, 1998 and 1997, respectively. The noncash portion of rent expense was $222, $114 and $85 for 1999, 1998 and 1997, respectively. Future minimum rental commitments under noncancellable leases are as follows:

             2000.............................. $4,245
             2001..............................  4,229
             2002..............................  4,328
             2003..............................  4,104
             2004..............................  4,056
             Thereafter........................  5,860

   The Company has employment agreements with certain of its officers and employees for terms ranging from three to six years with annual compensation aggregating approximately $1,560. These agreements include escalation clauses (as defined) and provide for certain additional bonus and incentive compensation.

   The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

   In February 2000, a client of the Company was served a summons and complaint in an action filed in New York State Supreme Court for alleged breach of various national sales representation agreements. The plaintiffs seek damages of approximately $8 million. The Company has agreed to indemnify the defendant from and against any loss, liability, cost or expense incurred in the action. Management believes the defendant has factual and legal defenses to the action and intends to vigorously defend the claims.

   The Company has long term representation contract buyouts payable due over the next five years, as follows:

             December 31,
             2000............................. $26,301
             2001.............................  12,833
             2002.............................   5,879
             2003.............................   3,733
             2004.............................   3,429
             Thereafter.......................   4,002

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


   In December 1999, the Company's representation agreement with Clear Channel Communications was terminated. The Company is currently in negotiations with the successor representation firm regarding the terms of a Buyout Agreement and therefore, did not recognize buyout termination revenue in 1999 pertaining to this buyout. As of December 31, 1999, the Company had $8 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyout payables resulting from the purchase of the Clear Channel representation agreement in 1996. Management believes based on current status of negotiations, that the deferred costs will be realized and the buyout payables will be assumed as part of the terms of the Buyout Agreement.

13. SUPPLEMENTAL INFORMATION

   Interest expense is shown net of interest income of $693, $864 and $109 in 1999, 1998 and 1997, respectively.

   One broadcast group contributed approximately 29.0%, 29.0%, and 28.7% of the Company's total revenues in 1999, 1998 and 1997, respectively. No other client group contributed revenues in excess of 10.0% in 1999, 1998 and 1997.

   In 1999 and 1998, contract buyout receivables from one group of radio rep firms represented $10,858 and $16,926, respectively, of the Company's total contract buyout receivables.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                      December 31,
                                         ---------------------------------------
                                                1999                1998
                                         ------------------- -------------------
                                         Carrying Estimated  Carrying Estimated
                                          Amount  Fair Value  Amount  Fair Value
                                         -------- ---------- -------- ----------
   Assets:
     Cash and cash equivalents.......... $66,725   $66,725   $32,962   $32,962
   Liabilities:
     Long-term debt..................... 100,000    97,500   100,000   100,000

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

   The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments.

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


Long-Term Debt

   The fair value of long-term debt is estimated based on financial instruments with similar terms, credit characteristics and expected maturities.

   The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1999. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

15. SUMMARIZED CONSOLIDATING FINANCIAL STATEMENTS

   The following summarized consolidating financial statements as of December 31, 1999 and 1998 present the financial position, the results of operations and cash flows for the Company and the guarantor subsidiaries of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

   The guarantor subsidiaries are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Company's 10.0% Senior Subordinated Notes (the "Notes") due 2008 on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries of the Company because management has determined that such information is not material to investors.

                                              At December 31, 1999
                                  ---------------------------------------------
                                                                   Consolidated
                                  Company  Guarantors Eliminations   Company
                                  -------- ---------- ------------ ------------
   Current assets................ $ 74,140  $70,452      $  --       $144,592
   Noncurrent assets.............   41,071   46,013      (5,356)       81,728
   Current liabilities...........   26,375   31,083         --         57,458
   Noncurrent liabilities........  103,859   31,517         --        135,376

                                              At December 31, 1998
                                  ---------------------------------------------
                                                                   Consolidated
                                  Company  Guarantors Eliminations   Company
                                  -------- ---------- ------------ ------------
   Current assets................ $ 46,210  $68,252      $  --       $114,462
   Noncurrent assets.............   15,266   60,136      (5,356)       70,046
   Current liabilities...........   23,310   25,041         --         48,351
   Noncurrent liabilities........  108,259   29,120         --        137,379

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


                                               For the year ended December 31,
                                                             1999
                                               ---------------------------------
                                                                    Consolidated
                                               Company   Guarantors   Company
                                               --------  ---------- ------------
   Commission revenue......................... $  1,061   $95,479     $ 96,540
   Contract termination revenue...............      --      6,838        6,838
   Operating (loss) income....................  (36,902)   28,789       (8,113)
   Net (loss) income..........................  (40,519)   28,341      (12,178)

                                               For the year ended December 31,
                                                             1998
                                               ---------------------------------
                                                                    Consolidated
                                               Company   Guarantors   Company
                                               --------  ---------- ------------
   Commission revenue......................... $    964   $86,771     $ 87,735
   Contract termination revenue...............      --     37,221       37,221
   Operating (loss) income....................  (35,848)   50,886       15,038
   Net (loss) income..........................  (45,647)   50,495        4,848

                                               For the year ended December 31,
                                                             1997
                                               ---------------------------------
                                                                    Consolidated
                                               Company   Guarantors   Company
                                               --------  ---------- ------------
   Commission revenue......................... $    693   $86,403     $ 87,096
   Contract termination revenue...............      --     26,586       26,586
   Operating (loss) income....................  (40,094)   49,146        9,052
   Net (loss) income..........................  (45,680)   48,594        2,914

                                                                     Schedule II

                       INTEREP NATIONAL RADIO SALES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                Additions
                                     Balance    charged to             Balance
                                   at beginning costs and             at end of
                                    of period    expenses  Deductions  period
                                   ------------ ---------- ---------- ---------
December 31, 1997
Allowance for Doubtful Accounts..     $  983      $  755    $  (518)   $1,220

December 31, 1998
Allowance for Doubtful Accounts..     $1,220      $1,227    $  (821)   $1,626

December 31, 1999
Allowance for Doubtful Accounts..     $1,626      $1,534    $(1,002)   $2,158
Valuation Allowance on Deferred
 Tax Assets......................     $  --       $1,052    $   --     $1,052