Form 10-K/A
period 1999-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2000-04-27
CIK 796735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                  Commission file number    333-60575
                                         ---------------

                       INTEREP NATIONAL RADIO SALES, INC.
             (Exact name of registrant as specified in its charter)

          New York                                            13-1865151
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

100 Park Avenue, New York, New York                             10017
(Address of principal executive offices)                      (Zip Code)

                                 (212) 916-0700
              (Registrant's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:


                                                         Name of Each Exchange
          Title of Each Class                             on Which Registered
          -------------------                             -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     As of March 24, 2000, the aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Class A Common Stock on the Nasdaq stock market, as reported in the Wall Street Journal, was $45,686,648 (this excludes shares owned beneficially by directors, executive officers, the registrant's Employee Stock Ownership Plan and the registrant's Stock Growth Plan).

     The number of shares of the registrant's common stock outstanding as of the close of business on March 24, 2000 was 6,241,890 shares of Class A Common Stock, par value $.01 per share, and 4,098,739 shares of Class B Common Stock, par value $.01 per share.

     The registrant hereby amends Items 10, 11, 12 and 13 of its annual report on Form 10-K, filed on March 29, 2000, to read as follows:

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding our executive officers is set forth in Item 1 under the caption "Executive Officers". Such information for our directors who are not executive officers is set forth below.


          Name                          Age
          ----                          ---

Leslie D. Goldberg....................  57
Jerome S. Traum.......................  64
Howard M. Brenner.....................  66


     Leslie D. Goldberg served as President of Interep from August 1986 to the end of 1995, and has served as a director of Interep since 1986. He has been employed by Interep since 1968 in various capacities. Mr. Goldberg serves on the Board of Directors of the Radio Advertising Bureau.

     Jerome S. Traum has served as a director of Interep since 1994. Mr. Traum has been a partner with the New York law firm of Moses & Singer since June 1995. Before that, he was of counsel to the New York law firm of Proskauer Rose Goetz & Mendelsohn, beginning in 1991. Previously, he was a general partner of The Blackstone Group, an investment banking firm.

     Howard M. Brenner has served as a director of Interep since December 1999. In 1990, Mr. Brenner founded Brenner Securities Corporation, Inc., a brokerage firm, and is its Chief Executive Officer and Chairman of the Board of Directors. Prior to 1990, Mr. Brenner served as President of Drexel Burnham Group, Inc.
Mr. Brenner is a director of Translux, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of our common stock on Forms 3, 4 and 5, and to furnish us with copies of all such forms they file. Based on a review of the copies of such forms furnished to us, we believe that all of our officers, directors and greater than 10% beneficial owners filed all such forms which were required to be filed during 1999. However, the initial statements on Form 3 required to be filed by each of such persons and entities, Ralph C. Guild, Marc G. Guild, William J. McEntee, Jr., Leslie D. Goldberg, Jerome S. Traum, Stewart Yaguda, Charles Parra and Howard M. Brenner, our Employee Stock Ownership Plan and Trust and our Stock Growth Plan and Trust, were filed later than 10 days after the consummation of our initial public offering.

Item 11.  EXECUTIVE COMPENSATION

Committees of the Board of Directors

     Interep's Board of Directors established an Audit Committee and a Compensation Committee in December 1999. The Audit Committee recommends the annual engagement of Interep's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments, related fees, the accounting principles to be used by Interep in financial reporting, Interep's internal financial auditing procedures and the adequacy of Interep's internal control procedures. The Compensation Committee determines officers' salaries and bonuses, and administers Interep's Stock Option Plan. The members of each of the Audit Committee and the Compensation Committee are Jerome Traum and Howard Brenner.

Director Compensation

     Each director who is not an employee is entitled to a fee of $1,000 for each day of attendance at any meeting of the Board of Directors or any committee thereof, plus reimbursement of related reasonable out-of-pocket expenses. Other directors do not receive compensation for their services as directors but are reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending such meetings.

Executive Compensation

     The following table shows compensation for services rendered in all capacities to Interep for the year ended December 31, 1999 by the following executive officers: the Chief Executive Officer and Interep's four most highly compensated executive officers other than the Chief Executive Officer.

                           Summary Compensation Table


                                   Annual Compensation
     Name and                      -------------------     Other Annual    All Other
Principal Position               Year   Salary    Bonus    Compensation  Compensation(1)
------------------                                         ------------  ---------------
Ralph C. Guild.................. 1999  $910,898  $695,000  $104,583(2)       $18,902
 Chairman of the Board           1998   910,659   215,000   104,583(2)        19,141
 and Chief Executive
 Officer
Marc G. Guild................... 1999   335,890   166,816       ---           18,902
 President, Marketing            1998   315,659   126,000       ---           19,141
 Division
William J. McEntee, Jr.......... 1999   111,438       ---       ---           12,162
 Vice President and              1998   111,223       ---       ---            9,855
 Chief Financial
 Officer(3)
Stewart Yaguda.................. 1999   125,898    41,979    27,500(4)        18,902
 President, Interep Marketing    1998   125,659    65,000    27,500(4)        19,141
 Group
Charles Parra................... 1999   114,992    17,500       ---           11,673
 Chief Technology                1998   108,865     5,000       ---           11,840
 Officer

-----------

(1) Includes amounts contributed by Interep on behalf of Messrs. Ralph Guild, Marc Guild, McEntee, Yaguda and Parra to the Stock Growth Plan of $14,102, $14,102, $8,562, $14,102 and $11,008, respectively, for 1999 and $14,341,
     $14,341, $8,777, $14,341 and $11,135, respectively, for 1998, and to the
     401(k) Plan of $4,800, $4,800, $3,600, $4,800 and $665, respectively, for
     1999 and $4,800, $4,800, $1,078, $4,800 and $705, respectively, for 1998.
(2) Represents payments under a supplemental income agreement. See "Employment Contracts."

(3) Mr. McEntee serves in such capacities pursuant to a Services Agreement between Interep and Media Financial Services, Inc. See Item 13.
(4)  Represents contributions to a compensation deferral arrangement.

                        Option Grants in Last Fiscal Year

Interep did not grant options to any executive officer during fiscal 1999.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

     The following table sets forth, as to each executive officer, the status of their options at the end of fiscal 1999. No options were exercised by any of them during fiscal 1999.

                              Number of                           Number of                    In-the-Money
                           Shares Acquired     Value         Unexercised Options/            Options/SARs at
      Name                   on Exercise    Realized($)    SARs at Fiscal Year End         Fiscal Year End ($)
      ----                   -----------    -----------    -----------------------         -------------------

                                                                              Non-                      Non-
                                                           Exercisable     exercisable  Exercisable  exercisable
                                                           -----------     -----------  -----------  -----------
Ralph C. Guild...............    ---           ---         2,559,759          ---        2,559,759        ---
Marc G. Guild................    ---           ---           417,920          ---          417,920        ---
William J. McEntee, Jr.......    ---           ---           417,920          ---          417,920        ---
Stewart Yaguda...............    ---           ---           208,960          ---          208,920        ---
Charles Parra................    ---           ---               ---          ---              ---        ---

Employment Contracts

     Ralph Guild is employed as our Chairman of the Board and Chief Executive Officer under an employment agreement. The term of this agreement runs through February 29, 2005 and is automatically extended for an additional year each March 1 unless either we or Ralph Guild notifies the other on or before February 1 of the same year of our or his election not to extend the agreement. Ralph Guild receives a base salary of not less than $925,000 per year, plus any bonus, incentive or other types of additional compensation which our Board of Directors determines to pay. Further, he is entitled to receive annual incentive compensation based on increases in our Adjusted EBITDA. If Adjusted EBITDA for any year is greater than the Adjusted EBITDA for the previous year, Ralph Guild will be entitled to a bonus equal to a percentage of his base salary equal to two times the percentage increase of Adjusted EBITDA for such year over the higher of Adjusted EBITDA for the prior year and the highest Adjusted EBITDA for any prior year back to 1998. If we elect not to extend the term of the agreement, we are required to retain Ralph Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

     The agreement provides for continued payment of Ralph Guild's base salary through the balance of its term, plus two years, if (i) Ralph Guild terminates his employment with us by reason of our material breach of the agreement, (ii) Ralph Guild is not re-appointed as Chairman of the Board and Chief Executive Officer or ceases to be elected as a director, other than by his own choice or for reasons justifying termination of his employment by us for cause, or (iii) there is a change in control of our Board of Directors. Ralph Guild may not compete with us during the term of the employment agreement and thereafter for as long as he is receiving compensation under the agreement. The agreement also provides (i) in the case of Ralph Guild's permanent disability, for payments to Ralph Guild equal to 75% of his then current salary, less any income disability benefits to which he may be entitled, for the balance of his employment term and
(ii) in the case of Ralph Guild's death, at the option of his estate or his designated beneficiary, for a death benefit equal to either the present value at the time of his death of the entire amount of the salary that would have been payable to him for the balance of his employment term or the payment of his then current salary over the balance of his employment term.

     Ralph Guild also has a supplemental income agreement pursuant to which we pay him $104,583 per year, payable in monthly installments, through 2008. We maintain a whole life insurance policy on Ralph Guild for the purpose of funding the supplemental income agreement.

     Marc Guild is employed as our President, Marketing Division under an employment agreement. The term of this agreement runs through January 1, 2002 and is automatically extended for an additional year each January 1 unless either we or Marc Guild notifies the other on or before December 1 of the preceding year of our or his election not to extend the agreement. Under the agreement, Marc Guild receives a base annual salary of $360,000 and an incentive amount of $90,000 per year, which is payable by us only if we achieve certain financial or other goals set by Marc Guild and us at the beginning of each year. The agreement provides for continued payments of base salary through the balance of its term if (i) there is a change in control of our company, (ii) Marc Guild is not re-appointed to his office with us or ceases to be a director, other than by reason of his own choice or the termination of his employment for cause or
(iii) Marc Guild's termination of his employment by reason of a material breach by us of the agreement. The agreement also provides (i) in the case of Marc Guild's permanent disability, for payments to him equal to 75% of his then current salary, less any income disability benefits that he may receive or to which he may be entitled, for the duration of the term of the agreement and (ii) in the case of Marc Guild's death, at the option of his estate or his designated beneficiary, for a death benefit equal to the present value at the time of death of the entire amount of the salary that would have been payable to him for the balance of his employment term or the payment of his then current salary over the balance of his employment term.

Indemnification Agreements

     We are a party to an indemnification agreement with each of our directors and certain of our executive officers. These agreements entitle these persons to be indemnified, which may include advancement of expenses, to the fullest extent permitted by law for all expenses, judgments, fines, penalties and settlement payments incurred by an indemnitee in actions brought against him or her in connection with any act taken in his or her capacity as a director or executive officer. Under these agreements, each decision as to indemnification will be made by a majority of the disinterested members of our Board of Directors, if such members constitute a quorum of the full Board, or otherwise by independent legal counsel selected by our Board.

Compensation Committee Interlocks and Insider Participation

     For the fiscal year ended December 31, 1999, the entire Board of Directors determined executive officer compensation. Two members of the Board of Directors, Ralph Guild and Marc Guild, are officers of Interep, and have participated in certain transactions with Interep during 1998. See Item 13.

Performance Graph

     The Commission requires us to present a chart comparing the cumulative stockholder return on the common stock with the cumulative shareholder return of a broad equity market index, such as the Standard & Poor's 500 Stock Index and either a nationally-recognized industry standard or a group of peer companies selected by the Company. The Company has selected, for purposes of this performance comparison, the Standard & Poor's Broadcasting (TV, Radio and Cable) Index. The graph assumes that $100 was invested on December 9, 1999 (the date on which the Class A common stock began trading) in the Class A common stock, that $100 was invested on November 30, 1999 (the date closest to December 9, 1999 for which data is available) in the S&P 500 Index and the S&P Broadcasting (TV, Radio & Cable) Index, and that all dividends were reinvested.

                 COMPARISON OF 1 MONTH CUMULATIVE TOTAL RETURN*
          AMONG INTEREP NATIONAL RADIO SALES, INC., THE S&P 500 INDEX
               AND THE S&P BROADCASTING (TV, RADIO & CABLE) INDEX


                                 [LINE GRAPH]




                                               Cumulative Total Return
                                         ----------------------------------
                                              12/9/99         12/31/99

INTEREP NATIONAL RADIO SALES, INC.             100.00           111.46
S & P 500                                      100.00           105.89
S & P BROADCASTING (TV, RADIO & CABLE)         100.00           109.84

* $100 INVESTED ON 12/9/99 IN STOCK OR ON 11/30/99
IN INDEX - INCLUDING REINVESTMENT OF DIVIDENDS
FISCAL YEAR ENDED DECEMBER 31.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of our common stock held on April 15, 2000 by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

     The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Shares of common stock subject to options that are currently exercisable, or exercisable within 60 days of April 15, 2000, are deemed to be beneficially owned by the person holding the options for the purpose of computing that person's percentage ownership, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares these powers with his or her spouse) with respect to the shares shown as beneficially owned.

     As of April 15, 2000, there was 6,241,890 shares of Class A common stock and 4,098,739 shares of Class B common stock outstanding. Only qualified holders, that is, members of our Board of Directors, our active employees, the controlled affiliates, spouses, estates or personal representatives of directors and employees, and our employee benefit plans, including the ESOP and the Stock Growth Plan, may hold Class B common stock. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically under certain circumstances. Each share of the Class B Common Stock is entitled to 10 votes per share in all matters presented to the shareholders, except for certain amendments to the Restated Certificate of Incorporation, certain "going private" transactions and as otherwise required by applicable law. The shares of Class A Common Stock are entitled to one vote per share on all matters.

             Name and Address of                   Amount and Nature of
              Beneficial Owner                     Beneficial Ownership
              ----------------                     --------------------         Percent of
                                                                               Total Voting
                                                   Number       Percent           Power
                                                   ------       -------           -----
AMVESCAP PLC                                      815,500(1)       7.9%            1.7%
  11 Devonshire Square
  London EC2M 4YR
  England
Franklin Resources, Inc.                          525,000(2)       5.1%            1.1%
   777 Mariners Island Boulevard
   San Mateo, California 94404
Janus Capital Corporation                         589,735(3)       5.7%            1.2%
   100 Filmore Street
   Denver, Colorado 80206-4923
Interep National Radio Sales, Inc. Employee     1,711,925         16.6%           36.2%
   Stock Ownership Plan and Trust(4)
Interep National Radio Sales, Inc. Stock(4)     1,864,465         18.0%           38.4%
   Growth Plan and Trust
Ralph C. Guild(5)(6)                            3,116,672         24.2%           42.8%
Marc G. Guild(5)(7)                               550,017          5.1%           10.7%
William J. McEntee, Jr.(8)                        422,305          3.9%            8.2%
Stewart Yaguda(9)                                 215,005          2.0%            4.4%
Charles Parra                                       9,192            *               *
Leslie D. Goldberg(10)                             52,240            *               *
Jerome S. Traum                                       ---          ---             ---
Howard J. Brenner                                     500            *               *
All Directors and Executive Officers as a       4,365,931         31.2%           52.1%
 Group (8 Persons)(4)(6)(7)(8)(9)(10)

*    Less than 1%

(1) Reflects shares beneficially owned as of April 7, 2000, according to a statement on Schedule 13G, filed on behalf of INVESCO, Inc., INVESCO Private Capital, Inc., INVESCO Senior Secured Management, Inc., INVESCO Global Asset Management (N.A.), Inc., INVESCO Funds Group, Inc., Institutional Trust Company, Inc., AIM Advisors, Inc., AIM Capital management, Inc., INVESCO Asset Management Limited, INVESCO Asset Management (Japan) Limited and INVESCO Asia Limited.

(2) Reflects shares beneficially owned as of January 19, 2000, according to a statement on Schedule 13G, filed on behalf of Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc.

(3) Reflects shares beneficially owned as of February 9, 2000, according to a statement on Schedule 13G, filed on behalf of Janus Capital Corporation, Thomas H. Bailey and Janus Venture Fund.

(4) The shares shown in this table as being owned beneficially by Messrs. Ralph Guild, Marc Guild, McEntee, Yaguda and Parra and by all directors and executive officers as a group include shares owned by the ESOP and the Stock Growth Plan and allocated to plan accounts maintained for such persons. As of April 15, 2000, the combined number of shares allocated by such plans to such persons was as follows: Ralph Guild, 323,819 shares, Marc Guild, 68,783 shares, William J. McEntee, Jr., 4,385 shares, Stewart Yaguda, 6,045 shares, Charles Parra, 9,192 shares, and all directors and executive officers as a group, 412,224 shares. ESOP and Stock Growth Plan participants have the right to direct the votes of the shares allocated to them with respect to certain significant matters submitted to a vote of stockholders, although the trustees of the ESOP and Stock Growth Plan have the authority to vote all shares held by such plans in their discretion with regard to all other matters, including the election of directors. Messrs. Ralph Guild, Goldberg and Marc Guild are the trustees of the ESOP and the Stock Growth Plan, and each disclaims beneficial ownership of the shares held by the ESOP and the Stock Growth Plan other than, in the case of Ralph Guild and Marc Guild, the shares allocated to their plan accounts.

(5) Ralph Guild and Marc Guild are father and son and each disclaims beneficial ownership of the other's holdings.

(6) Includes options granted to Ralph Guild (i) in 1988 to purchase 208,960 shares of common stock at an exercise price of $1.56 per share, (ii) in 1991 to purchase 208,960 shares at an exercise price of $2.77 per share,
     (iii) in 1995 to purchase 208,960 shares at an exercise price of $3.91 per share, (iv) in June 1998 to purchase 626,880 shares at an exercise price of $3.80 per share, (v) in July 1998 to purchase 1,253,759 shares at an exercise price of $4.02 per share and (vi) in December 1998 to purchase 52,240 shares at an exercise price of $4.20. All of such options are currently exercisable. The options referred to in clauses (i), (ii) and
     (iii) expire in December 2005 and the options referred to in clauses (iv),
     (v) and (vi) expire in June 2008, July 2008 and December 2008, respectively. All of the exercise prices referred to in Notes 6 through 10 were equal to the value per share of common stock as determined by an independent appraisal as of the time of the grant of the options.

(7) Includes options granted to Marc Guild in (i) 1991 to purchase 104,480 shares of common stock at the exercise price of $2.77 per share, (ii) June 1998 to purchase 104,480 shares at the exercise price of $3.80 per share and (iii) July 1998 to purchase 208,960 shares at the exercise price of $4.02 per share, all of which options are fully exercisable. These options expire in December 2005, June 2008 and July 2008, respectively.

(8) Includes options granted to Mr. McEntee in (i) June 1998 to purchase 104,480 shares of common stock at the exercise price of $3.80 per share and
     (ii) July 1998 to purchase 313,440 shares at the exercise price of $4.02 per share, all of which options are fully exercisable. Such options will expire in June 2008 and July 2008, respectively.

(9) Includes options granted to Mr. Yaguda in July 1998 to purchase 208,960 shares of common stock at the exercise price of $4.02 per share, which options are fully exercisable and will expire in July 2008.

(10) Includes options granted to Mr. Goldberg in December 1998 to purchase 52,240 shares of common stock at an exercise price of $4.20 per share which options are fully exercisable and will expire in December 2008.

     The address for the ESOP, the Stock Growth Plan and Messrs. Marc Guild, Yaguda and Parra is Interep National Radio Sales, Inc., 100 Park Avenue, New York, New York 10017. Ralph Guild's address is 10 South Lake Trail, Palm Beach, Florida 33480. Mr. Goldberg's address is 200 Keller Lane, North Salem, New York 10560. Mr. McEntee's address is 2090 Palm Beach Lakes Boulevard, West Palm Beach, Florida 33409, Mr. Traum's address is Moses & Singer, 1301 Avenue of the Americas, New York, New York 10019 and Mr. Brenner's address is HCFP Brenner Securities, LLC, 888 Seventh Avenue New York, New York 10106.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a services agreement between Interep and Media Financial Services, Inc. ("Media"), Interep retained Media, for a five-year term commencing June 1, 1997, to provide certain financial and accounting services for Interep and its subsidiaries. These services include the preparation of monthly, quarterly and annual financial statements, the preparation and filing of all required federal, state and local tax returns and all billing, accounts receivable, accounts payable and collections functions. Under the services agreement, Mr. McEntee, who is the President of Media and its sole stockholder, is in charge of all services rendered by Media to Interep and also serves as Vice President and Chief Financial Officer of Interep for an annual salary of $120,000. For its services, Media was paid fees of approximately $1.4 million in 1997, $2.6 million in 1998 and $3 million in 1999. Its annual fees for 2000, 2001 and the first five months of 2002 will be approximately $3 million, $3.1 million and $1.3 million, respectively.

     Since December 1979, Interep has leased a building from a trust of which Ralph Guild is the income beneficiary, Marc Guild is the trustee and Marc Guild, Adam Guild and their siblings are residual beneficiaries. We use the building from time to time for training sessions and management meetings. The lease expires on December 31, 2009 and provides for base annual rentals increasing from $78,000 per year to $102,000 per year over the term of the lease, subject to adjustment for actual usage. In each of 1996, 1997 and 1998 total lease expense was $74,000. Interep also leases an apartment in New York City from a partnership of which Marc Guild, Adam Guild and their siblings are limited partners. The apartment is for the use of visiting Interep employees, including Ralph Guild, when they are working in the New York office. The lease expires on January 31, 2009 and provides for annual rent of $120,000, subject to increase for up to 50% of any increases in applicable real estate taxes and common charges. Interep believes the terms of these lease arrangements are at least comparable to, if not more favorable to Interep than, the terms which would have been obtained in transactions with unrelated parties. Interep intends to continue these or other arrangements in the future as long as it believes each transaction is more beneficial to Interep than using an unrelated provider. Adam Guild and Phillip Brown, who are Ralph Guild's son and son-in-law, respectively, are also employees.

     In June 1998, we disposed of our non-radio rep firm subsidiary, Corporate Family Network, Inc., or CFN. The results of operations of CFN had resulted in immaterial losses since its inception. We sold CFN to Ralph Guild for a purchase price of $200,000, which was our estimate of the net fair market value of CFN, payable $50,000 in cash and $150,000 by execution and delivery by Mr. Guild of a promissory note payable in three annual installments of $50,000 each and bearing interest at a fluctuating rate equal to the prime rate of BankBoston, N.A., plus one percent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

                                INTEREP NATIONAL RADIO SALES, INC.


April 27, 2000                  By: /s/ Ralph C. Guild
                                   ---------------------------------------
                                   Ralph C. Guild
                                   President, Chief Executive Officer and
                                   Chairman of the Board (Principal Executive
                                   Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-----------------------------------------------------------------------------------
          Signature                            Title                      Date
-----------------------------------------------------------------------------------
    /s/ Ralph C. Guild          President, Chief Executive           April 27, 2000
------------------------------  Officer, Chairman of the Board
    Ralph C. Guild              and Director

-----------------------------------------------------------------------------------
     *                          President, Marketing Division and    April 27, 2000
------------------------------  Director
     Marc G. Guild
-----------------------------------------------------------------------------------
                                Vice President and Chief Financial   April 27, 2000
     *                          Officer (Principal Financial and
------------------------------  Accounting Officer)
     William J. McEntee, Jr.

-----------------------------------------------------------------------------------
     *                          Director                             April 27, 2000
------------------------------
     Leslie D. Goldberg
-----------------------------------------------------------------------------------
     *                          Director                             April 27, 2000
------------------------------
     Jerome S. Traum
-----------------------------------------------------------------------------------
     *                          Director                             April 27, 2000
------------------------------
     Howard M. Brenner
-----------------------------------------------------------------------------------

*By:/s/Ralph C. Guild
    --------------------------
    Ralph C. Guild
    Attorney-in-Fact
-----------------------------------------------------------------------------------

                  SALANS HERTZFELD HEILBRONN CHRISTY & VIENER
                               620 FIFTH AVENUE
                           NEW YORK, NEW YORK 10020
                                 (212)632-5518

                                   FACSIMILE
                                 (212)632-5555

                                                April 27, 2000
VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549
Attention: Document Control Department - EDGAR

                Re:     Interep National Radio Sales, Inc.
                        Annual Report on Form 10-K/A
                        ----------------------------------

Ladies and Gentlemen:

                On behalf of Interep National Radio Sales, Inc. enclosed for filing is its Annual Report on Form 10K/A.

                Please notify me at (212)632-5518 immediately if you encounter any difficulty in receiving this filing electronically or if you have any questions.

                                                Very truly yours,

                                                /s/ Darien G. Leung
                                                Darien G. Leung

cc:     Interep National Radio Sales, Inc.
        The Nasdaq National Market