Form 10-Q
period 2000-03-31
INTEREP NATIONAL RADIO SALES INC
filed 2000-05-12
CIK 796735

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                            ______________________

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________ to ________


                       Commission file number 333-60575

                      INTEREP NATIONAL RADIO SALES, INC.
 -----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                 New York                             13-1865151
 ---------------------------------------       -------------------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

   100 Park Avenue, New York, New York                  10017
 ----------------------------------------      -------------------------------
 (Address of Principal Executive Offices)            (Zip Code)


       Registrant's Telephone Number, Including Area Code (212) 916-0700



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [_]

     As of May 8, 2000, there were 5,491,890 outstanding shares of the registrant's Class A common stock, $0.01 par value per share, and 4,098,739 outstanding shares of the registrant's Class B common stock, $0.01 par value per share.

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                                                                          March 31,   December 31,
                                                                                                            2000         1999
                                                                                                         ----------   ------------
                                                                                                         (unaudited)
                                    ASSETS
Current assets:
Cash and cash equivalents............................................................................      $ 41,567       $ 66,725
Marketable securities................................................................................         9,800            ---
Receivables, less allowance for doubtful accounts of $2,203 and $2,159, respectively.................        32,631         32,082
Representation contract buyouts receivable...........................................................         5,913          7,529
Current portion of deferred representation contract costs............................................        37,747         37,228
Prepaid expenses and other current assets............................................................         3,361          1,028
                                                                                                           --------       --------
Total current assets.................................................................................       131,019        144,592
                                                                                                           --------       --------

Fixed assets, net.....................................................................................        5,567          5,727
Deferred representation contract costs................................................................       56,913         55,103
Station contract rights, net..........................................................................          417            670
Representation contract buyouts receivable............................................................        2,917          3,569
Investments and other assets..........................................................................       17,917         16,659
                                                                                                           --------       --------
Total assets..........................................................................................     $214,750       $226,320
                                                                                                           ========       ========


                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses.................................................................     $ 16,222       $ 18,534
Accrued interest......................................................................................        2,500          5,000
Representation contract buyouts payable...............................................................       27,402         26,301
Accrued employee-related liabilities..................................................................        2,916          7,623
                                                                                                           --------       --------
Total current liabilities.............................................................................       49,040         57,458
                                                                                                           --------       --------
Long-term debt........................................................................................      100,000        100,000
                                                                                                           --------       --------
Representation contract buyouts payable...............................................................       29,714         29,876
                                                                                                           --------       --------
Other noncurrent liabilities..........................................................................        5,446          5,500
                                                                                                           --------       --------
Commitments and contingencies

Shareholders' equity:

Class A common stock $0.01 par value -- 20,000,000 shares authorized, 6,241,890 and 5,416,667
      shares issued at March 31, 2000 and December 31, 1999, respectively.............................           62             54
Class B common stock, $0.01 par value -- 10,000,000 shares authorized, 4,098,739 and 4,923,962
      shares issued at March 31, 2000 and December 31, 1999, respectively.............................           41             62
Additional paid-in-capital............................................................................       45,881         45,881
Accumulated deficit...................................................................................      (15,434)       (12,498)
                                                                                                           --------       --------
Total shareholders' equity............................................................................       30,550         33,486
                                                                                                           --------       --------
Total liabilities and shareholders' equity.............................................................    $214,750       $226,320
                                                                                                           ========       ========

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (unaudited)

                                                          For the
                                                        Three Months
                                                       Ended March 31,
                                                     ------------------
                                                       2000       1999
                                                     -------    -------
Commission revenues................................. $20,106    $17,511
Contract termination revenue........................     810      2,505
                                                     -------    -------

Total revenues......................................  20,916     20,016
                                                     -------    -------

Operating expenses:
Selling expenses....................................  15,564     14,646
General and administrative expenses.................   2,907      2,599
Depreciation and amortization expense...............   5,592      9,502
                                                     -------    -------

Total operating expenses............................  24,063     26,747
                                                     -------    -------

Operating loss......................................  (3,147)    (6,731)
Interest expense, net...............................   1,829      2,382
                                                     -------    -------

Loss before benefit for income taxes................  (4,976)    (9,113)
Benefit for income taxes............................  (2,040)    (3,736)
                                                     -------    -------

Net loss............................................ $(2,936)   $(5,377)
                                                     =======    =======

Basic and diluted loss per share....................  $(0.28)    $(0.91)
                                                     =======    =======

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                     For the
                                                                                Three Months Ended
                                                                                     March 31,
                                                                                --------------------
                                                                                  2000       1999
                                                                                  ----       ----
Cash flows from operating activities:
Net loss.....................................................................  $ (2,936)   $(5,377)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization................................................     5,592      9,502
Changes in assets and liabilities-
Receivables..................................................................      (549)     8,063
Representation contract buyouts receivable...................................     2,268      2,695
Prepaid expenses and other current assets....................................    (2,333)      (699)
Other noncurrent assets......................................................       (74)      (236)
Accounts payable and accrued expenses........................................    (2,312)    (4,534)
Accrued interest.............................................................    (2,500)    (2,472)
Accrued employee-related liabilities.........................................    (4,707)    (3,476)
Other noncurrent liabilities.................................................       (54)    (3,019)
                                                                               --------    -------

Net cash (used in) provided by operating activities..........................    (7,605)       447
                                                                               --------    -------

Cash flows from investing activities:
Additions to fixed assets....................................................      (184)    (1,155)
Increase in other investments................................................    (1,340)       ---
Purchase of marketable securities............................................    (9,800)       ---
                                                                               --------    -------

Net cash used in investing activities........................................   (11,324)    (1,155)
                                                                               --------    -------

Cash flows from financing activities:
Station representation contract payments.....................................    (6,229)    (9,026)
Purchases of treasury stock..................................................       ---        (12)
                                                                               --------    -------

Net cash used in financing activities........................................    (6,229)    (9,038)
                                                                               --------    -------

Net decrease in cash and cash equivalents....................................   (25,158)    (9,746)
Cash and cash equivalents, beginning of period...............................    66,725     32,962
                                                                               --------    -------

Cash and cash equivalents, end of period.....................................  $ 41,567    $23,216
                                                                               ========    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest paid..............................................................  $  5,000    $ 4,972
  Income taxes paid..........................................................        37        403
Non-cash investing and financing activities:
  Station representation contracts acquired..................................  $  7,169    $ 2,919
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

     The consolidated financial statements as of March 31, 2000 and 1999 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 1999, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

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

Representation Contract Termination Revenue and Contract Acquisition Costs

     The Company's station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representation firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period, plus two months.

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

Earnings (Loss) Per Share

     Basic loss per share (EPS) for each of the respective periods have been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic EPS has been computed using the weighted average shares of common stock outstanding of 10,340,629 and 5,908,904 for the three months ended March 31, 2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised. Diluted EPS has been computed using the weighted average shares of common stock outstanding of 10,340,629 and 5,908,904 for the three months ended March 31, 2000 and 1999, respectively.

2.   Segment Reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on operating cash flow (defined as operating income before depreciation, amortization and management fees), general and administrative expenses of $2,907 and $2,599 for the three months ended March 31, 2000 and 1999, respectively, and adjusted EBITDA (income excluding contract termination revenue before interest, taxes, depreciation and amortization) of $1,635 and $266, respectively.

3.   Stockholders' Equity

     In January 2000, the Company's ESOP sold 812,500 shares of Class B common stock pursuant to an underwriters' over-allotment provision in connection with the Company's initial public offering in December 1999.

     On March 31, 2000, the Board of Directors of the Company authorized a program to repurchase up to 1,000,000 shares of its Class A common stock in open market transactions. The program will be implemented at the Company's discretion depending upon market conditions. As of March 31, 2000, no shares had been repurchased under this program.

4.   Commitments and Contingencies

     The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

     In February 2000, a client of the Company was served a summons and complaint in an action filed in New York State Supreme Court for alleged breach of various national sales representation agreements. The plaintiffs seek damages of approximately $8 million. The Company has agreed to indemnify the defendant from and against any loss, liability, cost or expense incurred in the action. Management believes the defendant has meritorious factual and legal defenses to the action and intends to vigorously defend the claims.

     In December 1999, the Company's representation agreement with Clear Channel Communications was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel's alleged breach of contract of its national sales representation agreement with the Company. As of March 31, 2000, the Company had $8 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyout payables resulting from the purchase of the Clear Channel representation agreement in 1996. Management believes that the deferred costs will be realized and the buyout payables will be assumed as part of the outcome of this action.

5.   Guarantor Subsidiaries

     Effective January 1, 2000, the Company transferred all of its operations to its wholly owned subsidiaries. Accordingly, the financial information previously provided for guarantor subsidiaries is no longer meaningful or required, as the guarantor subsidiaries' results of operations are the same as the Company's consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion is based on and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

     Some of the statements contained in this Report are "forward-looking statements" that are not based on historical facts and that reflect management's current views and estimates about future economic circumstances, industry conditions and our performance and financial results. Because these forward-looking statements are based on many assumptions and involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

     Our business normally follows the pattern of advertising expenditures in general. It is seasonal to the extent that radio advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be weaker during the first calendar quarter. Radio advertising also generally increases during the second and third quarters due to holiday-related advertising, school vacations and back-to-school sales. Additionally, radio tends to experience increases in the amount of advertising revenues as a result of special events such as presidential election campaigns. Further, the level of advertising revenues of radio stations, and therefore our level of revenues, is susceptible to prevailing general and local economic conditions and the corresponding increases or decreases in the budgets of advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Commission revenue. Commission revenue for the first quarter of 2000 increased to $20.1 million, or approximately 14.8%, from $17.5 million in the comparable 1999 period. This $2.6 million increase was primarily attributable to increased sales of national spot advertising on client stations and commissions generated by new representation contracts, offset, in part, by the loss of commission revenues from terminated contracts, principally those with stations owned by Clear Channel Communications Inc., which were terminated in December 1999. Our new Internet advertising business, which we began in 1999, earned commissions of approximately $0.2 million in the first quarter of 2000.

     Contract termination revenue. Contract termination revenue in the first quarter of 2000 decreased to $0.8 million from $2.5 million in the first quarter of 1999, a decrease of $1.7 million, or 67.7%. This decrease was attributable to the fact that fewer large contracts were terminated in the first quarter as compared to the comparable 1999 period. The value of representation contracts acquired or terminated during the last few years has generally tended to increase due to the factors discussed above.

     Selling expenses. Selling expenses for the first three months of 2000 increased to $15.6 million from $14.6 million during the comparable 1999 period. This increase of $1.0 million, or approximately 6.3%, was primarily due to employee compensation increases associated with the growth in commission revenues. Costs relating to our entry into the Internet advertising business were approximately $0.5 million in the first quarter of 2000, as compared to $0.2 million in the first quarter of 1999.

     General and administrative expenses. General and administrative expenses for the first quarter of 2000 increased modestly to $2.9 million from $2.6 million for first quarter of 1999. This $0.3 million or 11.8% increase reflected new expenses related to our becoming a public company.

     Depreciation and amortization. Depreciation and amortization decreased to $5.6 million, or 41.1%, during the first quarter of 2000, from $9.5 million in the comparable 1999 period. This decrease of $3.9 million was primarily due to the completion of the amortization of certain representation contracts.

     Operating loss. Operating loss decreased by $3.6 million, or 53.2%, for the first quarter of 2000 to $3.1 million, as compared to a loss of $6.7 million during the comparable 1999 period for the reasons discussed above.

     Interest expense, net. Interest expense, net decreased $0.6 million, or 23.2%, to $1.8 million for the first quarter of 2000, from $2.4 million for the first quarter of 1999. This decrease primarily resulted from interest received on cash reserves, which partially offset interest payable on our Senior Subordinated Notes.

     Benefit for income taxes. The benefit for income taxes decreased by $1.7 million to approximately $2.0 million for the first quarter of 2000 compared to $3.7 million for the comparable 1999 period, as a result of the decrease in the amount of the operating loss discussed above.

     Net Loss. Our net loss after tax of approximately $2.9 million for the first three months of 2000, a $2.5 million decrease from the $5.4 million loss for the comparable 1999 period, was due to the reasons discussed above. Due to the seasonality of our business, the first quarter is normally our weakest quarter.

Liquidity and Capital Resources

     Our cash requirements have been primarily funded by cash provided from operations and financing transactions. In December 1999 we closed our initial public offering, which resulted in net proceeds of $46.8 million. At March 31, 3000, we had cash and cash equivalents of $41.6 million, marketable securities of $9.8 million and working capital of $82.0 million.

     Cash used by operating activities during the first quarter of 2000 was $7.6 million, as compared to cash provided by operating activities of $0.45 million during the first quarter of 1999. This fluctuation was primarily attributable to changes in receivables pertaining to representation contract buyouts. As noted above, the first quarter is normally our weakest quarter due to seasonality.

     Net cash used in investing activities is primarily attributable to capital expenditures and investments in private companies. Net cash used in investing activities was $11.3 million in the first three months of 2000, of which $9.8 million was invested in marketable securities, $1.3 million was invested in Internet advertising firms and the balance was used for capital expenditures. In December 1999, Ralph Guild acquired additional shares in one of such firms from its founders at a price higher than we paid. In February 2000, we invested an additional $1.14 million in the same firm, on the same terms as our initial investment.

     Overall cash used for financing activities of $6.2 million during the first quarter of 2000 was used for acquisitions of representation contracts.

     In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in "Overview", we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

     In July 1998 we issued 10% Senior Subordinated Notes in the aggregate principal amount of $100.0 million due July 1, 2008. Interest on the Senior Subordinated Notes is payable in semi-annual payments of $5.0 million. The Senior Subordinated Notes, while guaranteed by our subsidiaries, are unsecured and are junior in right of payment to any amounts outstanding under the revolving credit agreement described below, as well as to certain other indebtedness. We used a portion of the net proceeds from the issuance of the Senior Subordinated Notes to repay the then outstanding balance of our bank debt. Additionally, we redeemed all of the outstanding shares of our then outstanding Series A preferred stock and Series B preferred stock, together with all of the associated shares of common stock then subject to redemption. As of December 31, 1999, we terminated our $10.0 million revolving credit facility. We had never borrowed any amounts under that agreement.

     We issued the Senior Subordinated Notes under an indenture that limits our ability to engage in various activities. Among other things:

     . we are generally not able to pay any dividends to our stockholders, other than dividends payable in shares of common stock;
     .    we can only incur additional indebtedness under limited circumstances;
          and
     . certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes.

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

     We believe that the liquidity resulting from our initial public offering and the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on our Senior Subordinated Notes, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. Our ability to fund our operations and required contract acquisition payments and to make scheduled principal and interest payments will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may also need to refinance all or a portion of our Senior Subordinated Notes on or prior to maturity. There can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms, if at all.

Year 2000 Assessment

     We have dedicated resources over the past two years to address the potential hardware, software and other computer and technology issues and related concerns associated with the transition to the Year 2000 and to confirm that our service providers took similar measures. As a result of those efforts, we have not experienced any material disruptions in our operations in connection with the transition to the Year 2000. We will continue to monitor our operations, and those of our service providers, for potential Year 2000-related problems. However, we do not anticipate that we will discover any future Year 2000 issues that will have a material effect on our business, results of operations or financial condition.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

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

                                   PART II.
                               OTHER INFORMATION

Item 1.        Legal Proceedings.

     On April 10, 2000, we commenced an action against Clear Channel Communications, Inc. ("Clear Channel") and Katz Communications, Inc. ("Katz") in the Supreme Court of the State of New York, County of New York. The action arose out of the following: In February 1996, Clear Channel terminated its representation contract with Katz and entered into a new representation contract with us. As part of that transaction, we undertook to pay Katz approximately $23,000,000 of buyout payments and have made more than $14,000,000 of such payments to date. In October 1999, Clear Channel announced that it had agreed to merge with AM/FM, Inc., the corporate parent of Katz. In December 1999, Clear Channel terminated its representation contract with us and reassigned the representation of its stations to Katz.

     We have claimed that Clear Channel breached its representation contract with us by wrongfully terminating it in December 1999. We are seeking an aggregate of approximately $56,000,000 of damages from the defendants, including, among other things, buyout payments which we claim are owed to us as a result of Clear Channel's breach, and a declaration that we are not required to make any further buyout payments to Katz.

Item 6.        Exhibits and Reports on Form 8-K.

     (a)       Exhibits.  The Exhibits filed with this Report are listed on the
Exhibit Index immediately following the signature page.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended March 31, 2000

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTEREP NATIONAL RADIO SALES, INC.


April 12, 2000                         By   /s/ William J. McEntee, Jr.
                                         --------------------------------
                                              William J. McEntee, Jr.
                                              Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

27.1           Financial Data Schedule.