Form 10-Q
period 2000-06-30
INTEREP NATIONAL RADIO SALES INC
filed 2000-08-11
CIK 796735

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ________ to ________


                        Commission file number 333-60575

                       INTEREP NATIONAL RADIO SALES, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             New York                                    13-1865151
 -------------------------------------      ------------------------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

  100 Park Avenue, New York, New York                      10017
 -------------------------------------      ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

        Registrant's Telephone Number, Including Area Code (212) 916-0700



       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes |X|        No |_|

       As of August 10, 2000, there were 5,207,161 outstanding shares of the registrant's Class A common stock, $0.01 par value per share, and 4,083,468 outstanding shares of the registrant's Class B common stock, $0.01 par value per share.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                                         June 30,      December 31,
                                                                                                          2000             1999
                                                                                                       ----------      ------------
                                                                                                       (unaudited)
                                                                     ASSETS
Current assets:
Cash and cash equivalents...........................................................................     $33,410         $66,725
Marketable securities...............................................................................       9,800             ---
Receivables, less allowance for doubtful accounts of $2,234 and $2,159, respectively................      31,455          32,082
Representation contract buyouts receivable..........................................................       4,800           7,529
Current portion of deferred representation contract costs...........................................      40,164          37,228
Prepaid expenses and other current assets...........................................................       1,112           1,028
                                                                                                       ---------       ---------

Total current assets................................................................................     120,741         144,592
                                                                                                       ---------       ---------

Fixed assets, net...................................................................................       5,355           5,727
Deferred representation contract costs..............................................................      61,403          55,103
Representation contract buyouts receivable..........................................................       2,519           3,569
Investments and other assets........................................................................      21,361          17,329
                                                                                                       ---------       ---------

Total assets........................................................................................    $211,379        $226,320
                                                                                                       =========       =========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses ..............................................................     $16,410         $18,534
Accrued interest....................................................................................       5,000           5,000
Representation contract buyouts payable.............................................................      29,660          26,301
Accrued employee-related liabilities................................................................       3,635           7,623
                                                                                                       ---------       ---------

Total current liabilities...........................................................................      54,705          57,458
                                                                                                       ---------       ---------

Long-term debt......................................................................................     100,000         100,000
                                                                                                       ---------       ---------

Representation contract buyouts payable.............................................................      28,523          29,876
                                                                                                       ---------       ---------

Other noncurrent liabilities........................................................................       5,167           5,500
                                                                                                       ---------       ---------

Commitments and contingencies

Shareholders' equity:
Class A common stock $0.01 par value -- 20,000,000 shares authorized, 5,205,409 and 5,416,667
      shares issued at June 30, 2000 and December 31, 1999, respectively............................          52              54
Class B common stock, $0.01 par value -- 10,000,000 shares authorized, 4,085,220 and 4,923,962
      shares issued at June 30, 2000 and December 31, 1999, respectively............................          41              49
Additional paid-in-capital..........................................................................      39,663          45,881
Accumulated deficit.................................................................................     (16,772)        (12,498)
                                                                                                       ---------       ---------

Total shareholders' equity..........................................................................      22,984          33,486
                                                                                                       ---------       ---------
Total liabilities and shareholders' equity..........................................................    $211,379        $226,320
                                                                                                       =========       =========


     The accompanying Notes to the Unaudited Interim Consolidated Financial
            Statements are an integral part of these balance sheets.

                       INTEREP NATIONAL RADIO SALES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)

                                                                              For the                           For the
                                                                            Three Months                       Six Months
                                                                           Ended June 30,                    Ended June 30,
                                                                          ----------------                  ---------------
                                                                        2000             1999              2000             1999
                                                                        ----             ----              ----             ----
Commission revenues ..........................................          $26,888          $24,194           $46,994          $41,705
Contract termination revenue..................................                7            1,237               817            3,742
                                                                      ---------        ---------          --------         --------

Total revenues................................................           26,895           25,431            47,811           45,447
                                                                      ---------        ---------          --------         --------

Operating expenses:
Selling expenses..............................................           17,196           15,981            32,760           30,627
General and administrative expenses...........................            3,059            2,587             5,966            5,186
Depreciation and amortization expense.........................            6,725            6,744            12,317           16,246
                                                                      ---------        ---------          --------         --------

Total operating expenses......................................           26,980           25,312            51,043           52,059
                                                                      ---------        ---------          --------         --------

Operating income (loss).......................................              (85)             119            (3,232)          (6,612)
Interest expense, net.........................................            2,113            2,430             3,942            4,812
                                                                      ---------        ---------          --------         --------

Loss before benefit for income taxes..........................           (2,198)          (2,311)           (7,174)         (11,424)
Benefit for income taxes......................................             (860)            (948)           (2,900)          (4,684)
                                                                      ---------        ---------          --------         --------

Net loss .....................................................          $(1,338)         $(1,363)          $(4,274)         $(6,740)
                                                                      =========        =========          ========         ========

Basic and diluted loss per share..............................           $(0.14)          $(0.23)           $(0.43)          $(1.14)
                                                                      =========        =========          ========         ========

     The accompanying Notes to the Unaudited Interim Consolidated Financial
              Statements are an integral part of these statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                                For the
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                           -------------------
                                                                                                           2000           1999
                                                                                                           ----           ----
Cash flows from operating activities:
Net loss..........................................................................................         $(4,274)       $(6,740)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization.....................................................................          12,317         16,246
Changes in assets and liabilities-
Receivables.......................................................................................
Receivables.......................................................................................             627          1,518
Representation contract buyouts receivable........................................................           3,779          5,402
Prepaid expenses and other current assets.........................................................             (84)          (596)
Other noncurrent assets...........................................................................          (3,619)        (3,200)
Accounts payable and accrued expenses.............................................................          (2,124)        (3,659)
Accrued interest..................................................................................             ---             28
Accrued employee-related liabilities..............................................................          (3,988)        (3,957)
Other noncurrent liabilities......................................................................            (333)        (4,963)
                                                                                                       -----------     ----------

Net cash provided by operating activities.........................................................           2,301             79
                                                                                                       -----------     ----------

Cash flows from investing activities:
Additions to fixed assets.........................................................................            (317)        (2,078)
Increase in other investments.....................................................................          (1,340)           ---
Purchase of marketable securities.................................................................          (9,800)           ---
                                                                                                       -----------     ----------

Net cash used in investing activities.............................................................         (11,457)        (2,078)
                                                                                                       -----------     ----------

Cash flows from financing activities:
Station representation contract payments..........................................................        (17,931)       (14,686)
Stock repurchases.................................................................................         (6,228)           (12)
Other, net........................................................................................             ---            82
                                                                                                       -----------     ----------

Net cash used in financing activities.............................................................        (24,159)       (14,616)
                                                                                                       -----------     ----------

Net decrease in cash and cash equivalents.........................................................        (33,315)       (16,615)
Cash and cash equivalents, beginning of period....................................................          66,725         32,962
                                                                                                       -----------     ----------

Cash and cash equivalents, end of period..........................................................         $33,410        $16,347
                                                                                                       ===========     ==========

Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest paid...............................................................................          $5,000         $4,972
      Income taxes paid...........................................................................             172          1,080
Non-cash investing and financing activities:
      Station representation contracts acquired...................................................         $19,936        $12,704
                                                                                                       ===========     ==========

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

           The consolidated financial statements as of June 30, 2000 and 1999 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 1999, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 2000.

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

           Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts that are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. Income earned from the loss of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement.

           In addition, costs incurred as a result of commission rate reductions are deferred and amortized over the remaining life of the existing representation agreement. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense.

Earnings (Loss) Per Share

           Basic loss per share (EPS) for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic EPS has been computed using the weighted average shares of common stock outstanding of 9,640,803 and 5,907,859 for the three months ended June 30, 2000 and 1999, respectively, and 9,937,744 and 5,908,385 for the six months ended June 30, 2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised. Diluted EPS has been computed using the weighted average shares of common stock outstanding of 9,640,803 and 5,907,859 for the three months ended June 30, 2000 and 1999, respectively, and 9,937,744 and 5,908,385 for the six months ended June 30, 2000 and 1999, respectively.

2.         Segment Reporting

           In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on operating cash flow (defined as operating income before depreciation, amortization, and management fees), general and administrative expenses of $5,966 and $5,186 for the six months ended June 30, 2000 and 1999, respectively, and adjusted EBITDA (income excluding contract termination revenue before interest, taxes, depreciation and amortization)of $8,268 and $5,892 for the six months ended June 30, 2000 and 1999, respectively.

3.         Stockholders' Equity

           In January 2000, the Company's Employee Stock Ownership Plan sold 812,500 shares of Class B common stock pursuant to an underwriters' over-allotment provision in connection with the Company's initial public offering in December 1999. Upon the sale, these shares were converted to shares of Class A common stock.

           On March 31, 2000, the Board of Directors of the Company authorized a program to repurchase up to 1,000,000 shares of its Class A common stock in open market transactions. On May 1, 2000, the Board of Directors authorized an additional 1,000,000 shares to be repurchased at the Company's discretion based upon market conditions. As of June 30, 2000, 1,050,000 shares had been repurchased under this program for an aggregate cost of $6,228.

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

           In December 1999, the Company's representation agreement with Clear Channel Communications was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel's alleged breach of contract of its national sales representation agreement with the Company. As of June 30, 2000, the Company had $7.3 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyout payables resulting from the purchase of the Clear Channel representation agreement in 1996. Management believes that the deferred costs will be realized and the buyout payables will be assumed as part of the outcome of this action.

5.         Guarantor Subsidiaries

           Effective January 1, 2000, the Company transferred all of its operations to its wholly-owned subsidiaries. Accordingly, the financial information previously provided for guarantor subsidiaries is no longer meaningful or required, as the guarantor subsidiaries' results of operations are the same as the Company's consolidated results of operations.

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

           We are unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12-month "trailing period" preceding the date of termination. The amount recognized by us as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments has increased since 1996, its impact on our revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

           Commission revenue. Commission revenue for the second quarter of 2000 increased to $26.9 million, or approximately 11.1%, from $24.2 million in the comparable 1999 period. This $2.7 million increase was primarily attributable to increased sales of national spot advertising on client stations and commissions generated by new representation contracts, offset, in part, by the loss of commission revenues from terminated contracts, principally those with stations owned by Clear Channel Communications Inc., which were terminated in December 1999. Our new Internet advertising business, which we began in 1999, earned commissions of approximately $0.2 million in the second quarter of 2000.

           Contract termination revenue. Contract termination revenue in the second quarter of 2000 decreased to less than $0.1 million from $1.2 million in the second quarter of 1999, a decrease of $1.2 million. This decrease was attributable to the fact that fewer contracts were terminated in the second quarter of 2000 as compared to the comparable 1999 period.

           Selling expenses. Selling expenses for the second quarter of 2000 increased to $17.2 million from $16.0 million during the comparable 1999 period. This increase of $1.2 million, or approximately 7.6%, was primarily due to employee compensation increases associated with the growth in commission revenues. Costs relating to our entry into the Internet advertising business were approximately $0.5 million in the second quarter of 2000, as compared to $0.3 million in the first quarter of 1999.

           General and administrative expenses. General and administrative expenses for the second quarter of 2000 increased to $3.1 million from $2.6 million for second quarter of 1999. This $0.5 million or 19.2% increase reflected new expenses related to our becoming a public company.

           Depreciation and amortization. Depreciation and amortization for the second quarter of 2000 and 1999 was virtually unchanged at $6.7 million. Amortization of new representation contracts offset the reduction resulting from the completion of the amortization of certain older representation contracts.

           Operating loss. Operating loss for the second quarter of 2000 was less than $0.1 million, as compared to a profit of $0.1 million during the comparable 1999 period, for the reasons discussed above.

           Interest expense, net. Interest expense, net decreased $0.3 million, or 13.1%, to $2.1 million for the second quarter of 2000, from $2.4 million for the second quarter of 1999. This decrease resulted primarily from interest received on cash reserves, which partially offset interest payable on our Senior Subordinated Notes.

           Benefit for income taxes. The benefit for income taxes for the second quarter of 2000 and 1999 was virtually unchanged at $0.9 million, reflecting the small change in operating profit/loss.

           Net Loss. Our net loss after tax was approximately $1.3 million for the second quarter of 2000, a decrease of less than $0.1 million from the comparable 1999 period, and was due to the factors discussed above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

           Commission revenue. Commission revenue for the first half of 2000 increased to $47.0 million, or approximately 12.7%, from $41.7 million in the comparable 1999 period. This $5.3 million increase was primarily attributable to increased sales of national spot advertising on client stations and commissions generated by new representation contracts, offset, in part, by the loss of commission revenues from terminated contracts, principally those with stations owned by Clear Channel, which were terminated in December 1999. Our new Internet advertising business earned commissions of approximately $0.4 million in the second half of 2000.

           Contract termination revenue. Contract termination revenue in the first half of 2000 decreased to $0.8 million from $3.7 million in the first half of 1999, a decrease of $2.9 million, or 78.2%. This decrease was attributable to the fact that fewer contracts were terminated in the first half of 2000 as compared to the comparable 1999 period.

           Selling expenses. Selling expenses for the first half of 2000 increased to $32.8 million from $30.6 million during the comparable 1999 period. This increase of approximately $2.2 million, or 7.0%, was primarily due to employee compensation increases associated with the growth in commission revenues. Costs relating to our entry into the Internet advertising business amounted to approximately $1.0 million in the first half of 2000, as compared to $0.5 million in the same period of 1999.

           General and administrative expenses. General and administrative expenses for the first half of 2000 increased to $6.0 million from $5.2 million for the comparable period of 1999. This $0.8 million or 15.0% increase primarily reflects new expenses related to our becoming a public company.

           Depreciation and amortization. Depreciation and amortization decreased to $12.3 million, or 24.2%, during the first half of 2000, from $16.2 in the comparable 1999 period. This decrease of $3.9 million was primarily due to the completion of the amortization of certain representation contracts, partially offset by the amortization of new representation contacts.

           Operating loss. The operating loss for the first half of 2000 was $3.2 million, a decline of $3.4 million, or 51.1%, compared to $6.6 million during the first half of 1999, for the reasons discussed above.

           Interest expense, net. Interest expense, net decreased $0.9 million, or 18.1%, to $3.9 million for the first half of 2000, from $4.8 million for the first half of 1999. This decrease primarily resulted from interest received on cash reserves, which partially offset interest payable on our Senior Subordinated Notes.

           Benefit for income taxes. The benefit for income taxes for the first half of 2000 declined $1.8 million, or 38.1%, to $2.9 million, compared to $4.7 million for the first half of 1999. This decrease resulted from the lower operating loss in the first half of 2000.

           Net Loss. Our net loss after tax of approximately $4.3 million for the first half of 2000, a decrease of $2.5 million, or 36.6%, from the comparable 1999 period. This improvement was attributable to the factors discussed above.

Liquidity and Capital Resources

           Our cash requirements have been primarily funded by cash provided from operations and financing transactions. In December 1999 we closed our initial public offering, which resulted in net proceeds of $46.8 million. At June 30, 2000, we had cash and cash equivalents of $33.4 million and working capital of $66.0 million.

           Cash provided by operating activities during the first half of 2000 was $2.3 million, as compared to $0.1 million during the first half of 1999. This fluctuation was primarily attributable to changes in receivables pertaining to representation contract buyouts. The first half of our fiscal year is normally weaker than the second half due to seasonality.

           Net cash used in investing activities is primarily attributable to the purchase of marketable securities, capital expenditures and investments in private companies. Net cash used in investing activities was $11.5 million in the first six months of 2000, of which $9.8 million was invested in marketable securities, $1.3 million was invested in Internet advertising firms and the balance was used for capital expenditures. In December 1999, Ralph Guild acquired additional shares in one of such firms from its founders at a price higher than we paid. In February 2000, we invested an additional $1.14 million in the same firm, on the same terms as our initial investment.

           Overall cash used for financing activities of $24.2 million during the first half of 2000 was used for acquisitions of representation contracts, and $6.2 million was used to purchase shares of our Class A Common Stock in the open market under our stock repurchase program announced in March 2000.

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

           We have claimed that Clear Channel breached its representation contract with us by wrongfully terminating it in December 1999. We are seeking an aggregate of approximately $56,000,000 of damages from the defendants, including, among other things, buyout payments which we claim are owed to us as a result of Clear Channel's breach, and a declaration that we are not required to make any further buyout payments to Katz. The court is currently considering motions in this action.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits. The Exhibits filed with this Report are listed on the
Exhibit Index immediately following the signature page.

           (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended June 30, 2000.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTEREP NATIONAL RADIO SALES, INC.


August 10, 2000                              By     /s/ William J. McEntee, Jr.
                                               --------------------------------
                                                        William J. McEntee, Jr.
                                                        Vice President and
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


27.1                 Financial Data Schedule.