Form 10-Q
period 2000-09-30
INTEREP NATIONAL RADIO SALES INC
filed 2000-11-14
CIK 796735

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                            ______________________

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000

                                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________ to ________


                       Commission file number 333-60575


                      INTEREP NATIONAL RADIO SALES, INC.
    ----------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                     New York                              13-1865151
   --------------------------------------------   ---------------------------
          (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

        100 Park Avenue, New York, New York                   10017
   --------------------------------------------   ---------------------------
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

     As of November 10, 2000, there were 4,528,610 outstanding shares of the registrant's Class A common stock, $0.01 par value per share, and 3,987,713 outstanding shares of the registrant's Class B common stock, $0.01 par value per share.

                                    PART I.
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                      INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                                      September 30,     December 31,
                                                                           2000             1999
                                                                      -------------     ------------
                                                                       (unaudited)
                              ASSETS
Current assets:
Cash and cash equivalents...........................................        $ 26,766         $ 66,725
Marketable securities...............................................           9,800              ---
Receivables, less allowance for doubtful accounts of $2,198 and
 $2,159, respectively...............................................          27,843           32,082
Representation contract buyouts receivable..........................           4,242            7,529
Current portion of deferred representation contract costs...........          43,428           37,228
Prepaid expenses and other current assets...........................           1,413            1,028
                                                                            --------         --------
Total current assets................................................         113,492          144,592
                                                                            --------         --------
Fixed assets, net...................................................           5,258            5,727
Deferred representation contract costs..............................          72,614           55,103
Representation contract buyouts receivable..........................           2,677            3,569
Investments and other assets........................................          21,466           17,329
                                                                            --------         --------
Total assets........................................................        $215,507         $226,320
                                                                            ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses...............................        $ 15,140         $ 18,534
Accrued interest....................................................           2,500            5,000
Representation contract buyouts payable.............................          32,539           26,301
Accrued employee-related liabilities................................           4,122            7,623
                                                                            --------         --------
Total current liabilities...........................................          54,301           57,458
                                                                            --------         --------
Long-term debt......................................................          99,000          100,000
                                                                            --------         --------
Representation contract buyouts payable.............................          39,083           29,876
                                                                            --------         --------
Other noncurrent liabilities........................................           5,126            5,500
                                                                            --------         --------
Commitments and contingencies

Shareholders' equity:
Class A common stock $0.01 par value -- 20,000,000 shares
 authorized, 4,528,388 and 5,416,667 shares issued at September 30,
 2000 and December 31, 1999, respectively...........................              45               54

Class B common stock, $0.01 par value -- 10,000,000 shares
 authorized, 3,999,006 and 4,923,962 shares issued at September 30,
 2000 and December 31, 1999, respectively...........................              40               49

Additional paid-in-capital..........................................          35,378           45,881
Accumulated deficit.................................................         (17,466)         (12,498)
                                                                            --------         --------
Total shareholders' equity..........................................          17,997           33,486
                                                                            --------         --------
Total liabilities and shareholders' equity..........................        $215,507         $226,320
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

                      INTEREP NATIONAL RADIO SALES, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (unaudited)


                                                                           For the                       For the
                                                                        Three Months                   Nine Months
                                                                      Ended September 30,           Ended September 30,
                                                                   ----------------------        -----------------------

                                                                    2000           1999          2000            1999
                                                                    ----           ----          ----            ----
Commission revenues.........................................       $27,186        $26,797      $  74,180        $ 68,502
Contract termination revenue................................         1,529          2,609          2,346           6,351
                                                                   -------        -------      ---------        --------

Total revenues..............................................        28,715         29,406         76,526          74,853
                                                                   -------        -------      ---------        --------

Operating expenses:
Selling expenses............................................        17,720         20,044         50,480          50,671
General and administrative expenses.........................         3,049          2,885          9,015           8,071
Depreciation and amortization expense.......................         6,740          7,072         19,057          23,318
                                                                   -------        -------      ---------        --------

Total operating expenses....................................        27,509         30,001         78,552          82,060
                                                                   -------        -------      ---------        --------


Operating income (loss).....................................         1,206           (595)        (2,026)         (7,207)
Interest expense, net.......................................         2,245          2,546          6,187           7,358
                                                                   -------        -------      ---------        --------

Loss before benefit for income taxes........................        (1,039)        (3,141)        (8,213)        (14,565)
Benefit for income taxes....................................          (345)          (353)        (3,245)         (5,037)
                                                                   -------        -------      ---------        --------

Net loss....................................................       $  (694)       $(2,788)     $  (4,968)       $ (9,528)
                                                                   =======        =======      =========        ========

Basic and diluted loss per share............................       $ (0.08)       $ (0.47)     $   (0.52)       $  (1.61)
                                                                   =======        =======      =========        ========

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                    For the
                                                                               Nine Months Ended
                                                                                  September 30,
                                                                              -------------------
                                                                              2000           1999
                                                                              ----           ----
Cash flows from operating activities:
Net loss................................................................    $  (4,968)    $  (9,528)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization...........................................       19,057        23,318
Net loss on investments.................................................           --            64
Changes in assets and liabilities-
Receivables.............................................................        4,239         5,866
Representation contract buyouts receivable..............................        4,179         5,979
Prepaid expenses and other current assets...............................         (385)           85
Other noncurrent assets.................................................       (4,133)         (202)
Accounts payable and accrued expenses...................................       (3,394)       (2,456)
Accrued interest........................................................       (2,500)       (2,472)
Accrued employee-related liabilities....................................       (3,501)       (1,684)
Other noncurrent liabilities............................................         (374)       (5,140)
                                                                            ---------     ---------
Net cash provided by operating activities...............................        8,220        13,830
                                                                            ---------     ---------
Cash flows from investing activities:
Additions to fixed assets...............................................         (565)       (2,625)
Increase in other investments...........................................       (1,340)       (4,678)
Cash paid for acquisitions..............................................           --        (1,000)
Purchase of marketable securities.......................................       (9,800)           --
                                                                            ---------     ---------
Net cash used in investing activities...................................      (11,705)       (8,303)
                                                                            ---------     ---------
Cash flows from financing activities:
Station representation contract payments................................      (24,953)      (23,404)
Stock repurchases.......................................................      (10,521)          (12)
Repayment of Series A Notes.............................................       (1,000)           --
Other, net..............................................................           --            82
                                                                            ---------     ---------
Net cash used in financing activities...................................      (36,474)      (23,334)
                                                                            ---------     ---------

Net decrease in cash and cash equivalents...............................      (39,959)      (17,807)
Cash and cash equivalents, beginning of period..........................       66,725        32,962
                                                                            ---------     ---------
Cash and cash equivalents, end of period................................    $  26,766     $  15,155
                                                                            =========     =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest paid.........................................................    $  10,000     $   9,972
  Income taxes paid.....................................................          216         1,191
Non-cash investing and financing activities:
  Station representation contracts acquired.............................    $  40,396     $  18,182
                                                                              =======     =========


    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      INTEREP NATIONAL RADIO SALES, INC.

         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands except share information)


1.   Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Interep National Radio Sales, Inc. ("Interep"), together with its subsidiaries (collectively, the "Company"), and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances have been eliminated.

     The consolidated financial statements as of September 30, 2000 and 1999 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 1999, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 2000.

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

     In 1999, the Company changed its presentation of commission revenues and selling expenses derived from its internet advertising business from the gross basis to the net basis. As a result of the change, prior year amounts have been restated for comparison purposes. The change had no effect on the Company's net loss or stockholders' equity, but reduced its revenues and selling expenses by $337 for the nine months ended September 30, 1999.

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

Earnings (Loss) Per Share

     Basic loss per share (EPS) for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic EPS has been computed using the weighted average shares of common stock outstanding of 8,849,390 and 5,907,859 for the three months ended September 30, 2000 and 1999, respectively, and 9,572,311 and 5,908,214 for the nine months ended September 30, 2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised. Diluted EPS has been computed using the weighted average shares of common stock outstanding of 8,849,390 and 5,907,859 for the three months ended September 30, 2000 and 1999, respectively, and 9,572,311 and 5,908,214 for the nine months ended September 30, 2000 and 1999, respectively.

2.   Segment Reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on operating cash flow (defined as operating income before depreciation, amortization, and management fees), general and administrative expenses of $9,015 and $8,071 for the nine months ended September 30, 2000 and 1999, respectively, and adjusted EBITDA (income excluding contract termination revenue before interest, taxes, depreciation and amortization)of $14,685 and $9,760, respectively.

3.   Stockholders' Equity

     In January 2000, the Company's Employee Stock Ownership Plan sold 812,500 shares of Class B common stock pursuant to an underwriters' over-allotment provision in connection with the Company's initial public offering in December 1999. Upon the sale, these shares were converted to shares of Class A common stock.

     On March 31, 2000, the Board of Directors of the Company authorized a program to repurchase up to 1,000,000 shares of its Class A common stock in open market transactions. On May 1, 2000, the Board of Directors authorized an additional 1,000,000 shares to be repurchased at the Company's discretion based upon market conditions. As of September 30, 2000, 1,813,235 shares had been repurchased under this program for an aggregate cost of $10,521.

4.   Commitments and Contingencies

     The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

     In February 2000, a client of the Company was served a summons and complaint in an action filed in New York State Supreme Court for alleged breach of various national sales representation agreements. The plaintiffs seek damages of approximately $8 million. The Company has agreed to indemnify the defendant from and against certain loss, liability, cost or expense incurred in the action. Management believes the defendant has meritorious factual and legal defenses to the action and intends to vigorously defend the claims.

     In December 1999, the Company's representation agreement with Clear Channel Communications was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel's alleged breach of contract of its national sales representation agreement with the Company. As of September 30, 2000, the Company had $7.0 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyout payables resulting from the purchase of the Clear Channel representation agreement in 1996. Management believes that the deferred costs will be realized and the Company's obligation to pay the buyout payables will be released as part of the outcome of this action.

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

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Commission revenue. Commission revenue for the third quarter of 2000 increased to $27.2 million, or approximately 1.5%, from $26.8 million in the comparable 1999 period. This increase was attributable to increased sales of national spot advertising on client stations and commissions generated by new representation contracts, offset, in part, by the loss of commission revenues from terminated contracts, principally those with stations owned by Clear Channel Communications Inc., which were terminated in December 1999.

     Contract termination revenue. Contract termination revenue in the third quarter of 2000 decreased to $1.5 million from $2.6 million in the third quarter of 1999, a decrease of $1.1 million, or approximately 41.4%. This decrease was attributable to the fact that fewer contracts were terminated in the third quarter of 2000 as compared to the comparable 1999 period.

     Selling expenses. Selling expenses for the third quarter of 2000 decreased to $17.7 million from $20.0 million during the comparable 1999 period. This decrease of $2.3 million, or approximately 11.6%, was primarily due to a cost reduction program implemented in the third quarter.

     General and administrative expenses. General and administrative expenses for the third quarter of 2000 increased to $3.0 million from $2.9 million for third quarter of 1999. This $0.1 million, or approximately 5.7%, increase primarily reflected new expenses related to our becoming a public company.

     Depreciation and amortization. Depreciation and amortization for the third quarter of 2000 decreased by $0.4 million, or approximately 4.7%, to $6.7 million, from $7.1 million in the comparable 1999 period. The amortization of costs associated with the acquisition of new representation contracts is included in depreciation and amortization. This decrease was due primarily to the completion of the amortization of certain older representation contracts.

     Operating income (loss). Operating income for the third quarter of 2000 was $1.2 million , as compared to a loss of $0.6 million during the comparable 1999 period, for the reasons discussed above.

     Interest expense, net. Interest expense, net decreased $0.3 million, or 11.8%, to $2.2 million for the third quarter of 2000, from $2.5 million for the third quarter of 1999. This decrease resulted primarily from interest received on cash reserves, which partially offset interest payable on our Senior Subordinated Notes.

     Benefit for income taxes. The benefit for income taxes for the third quarter of 2000, as compared to the third quarter of 1999, was virtually unchanged at $0.3 million.

     Net Loss. Our net loss after tax was approximately $0.7 million for the third quarter of 2000, a decrease of $2.1 million from the comparable 1999 period, and was due to the factors discussed above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Commission revenue. Commission revenue for the first nine months of 2000 increased to $74.2 million, or approximately 8.3%, from $68.5 million in the comparable 1999 period. This $5.7 million increase was primarily attributable to increased sales of national spot advertising on client stations and commissions generated by new representation contracts, offset, in part, by the loss of commission revenues from terminated contracts, principally those with stations owned by Clear Channel, which were terminated in December 1999.

     Contract termination revenue. Contract termination revenue in the first nine months of 2000 decreased to $2.3 million from $6.4 million in the first nine months of 1999, a decrease of $4.1 million, or 63.1%. This decrease was attributable to the fact that fewer contracts were terminated in the first nine months of 2000 as compared to the comparable 1999 period.

     Selling expenses. Selling expenses for the first nine months of 2000 decreased to $50.5 million from $50.7 million during the comparable 1999 period. This decrease of approximately $0.2 million, or 0.4%, was primarily due to a cost reduction program implemented in the third quarter, offset in part by employee compensation increases associated with the growth in commission revenues.

     General and administrative expenses. General and administrative expenses for the first nine months of 2000 increased to $9.0 million from $8.1 million for the comparable period of 1999. This $0.9 million, or 11.7% increase primarily reflects new expenses related to our becoming a public company.

     Depreciation and amortization. Depreciation and amortization decreased to $19.1 million during the first nine months of 2000, from $23.2 in the comparable 1999 period. This decrease of $4.2 million, or 18.3%, was primarily due to the completion of the amortization of certain representation contracts, partially offset by the amortization of new representation contacts.

     Operating loss. The operating loss for the first nine months of 2000 was $2.0 million, a decline of $5.2 million, or 71.9%, compared to $7.2 million during the first nine months of 1999, for the reasons discussed above.

     Interest expense, net. Interest expense, net decreased $1.2 million, or 15.9%, to $6.2 million for the first nine months of 2000, from $7.4 million for the first nine months of 1999. This decrease primarily resulted from interest received on cash reserves, which partially offset interest payable on our Senior Subordinated Notes.

     Benefit for income taxes. The benefit for income taxes for the first nine months of 2000 declined $1.8 million, or 35.6%, to $3.2 million, compared to $5.0 million for the first nine months of 1999. This decrease resulted from the lower operating loss in the first nine months of 2000.

     Net Loss. Our net loss after tax was approximately $5.0 million for the first nine months of 2000, a decrease of $4.6 million, or 47.9%, from the comparable 1999 period. This improvement was attributable to the factors discussed above.

Liquidity and Capital Resources

     Our cash requirements have been primarily funded by cash provided from operations and financing transactions. In December 1999 we closed our initial public offering, which resulted in net proceeds of $46.8 million. At September 30, 2000, we had cash and cash equivalents of $26.8 million and working capital of $59.2 million.

     Cash provided by operating activities during the first nine months of 2000 and 1999 was $8.2 million and $13.8 million, respectively.

     Net cash used in investing activities is primarily attributable to the purchase of marketable securities, capital expenditures and investments in private companies. Net cash used in investing activities was $11.7 million in the first nine months of 2000, of which $9.8 million was invested in marketable securities, $1.3 million was invested in Internet advertising firms and the balance was used for capital expenditures. In December 1999, Ralph

Guild acquired additional shares in one of such firms from its founders at a price higher than we paid. In February 2000, we invested an additional $1.14 million in the same firm, on the same terms as our initial investment.

     Cash used for financing activities was $36.5 million during the first nine months of 2000, of which $25.0 million was used for acquisitions of representation contracts, $10.5 million was used to purchase shares of our Class A Common Stock in the open market under our stock repurchase program announced in March 2000, and $1.0 million was used to retire Senior Subordinated Notes.

     In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in "Overview", we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

     In July 1998 we issued 10% Senior Subordinated Notes in the aggregate principal amount of $100.0 million due July 1, 2008. Interest on the Senior Subordinated Notes is payable in semi-annual payments of $5.0 million. The Senior Subordinated Notes, while guaranteed by our subsidiaries, are unsecured and are junior in right to certain of our indebtedness. We used a portion of the net proceeds from the issuance of the Senior Subordinated Notes to repay the then outstanding balance of our bank debt. Additionally, we redeemed all of the outstanding shares of our then outstanding Series A preferred stock and Series B preferred stock, together with all of the associated shares of common stock then subject to redemption. As of December 31, 1999, we terminated our $10.0 million revolving credit facility. We had never borrowed any amounts under that agreement.

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

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INTEREP NATIONAL RADIO SALES, INC.


November 13, 2000             By  /s/ William J. McEntee, Jr.
                                  ---------------------------------
                                      William J. McEntee, Jr.
                                      Vice President and
                                      Chief Financial Officer

                                 EXHIBIT INDEX


27.1      Financial Data Schedule.