Form 10-K
period 2000-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2001-04-02
CIK 796735

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

                        Commission file number 000-28395
                                               ---------

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

         Securities registered under Section 12(g) of the Exchange Act:

                                                      Name of Each Exchange
              Title of Each Class                      on Which Registered
              -------------------                      -------------------
 Class A Common Stock, par value $0.01 per share      Nasdaq National Market

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]         No    [_]


(continued on next page)         Page 1 of 47 Pages

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[_]

                  As of March 26, 2001, the aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Class A Common Stock on the Nasdaq stock market, as reported in the Wall Street Journal, was $20,530,312
(this excludes shares owned beneficially by directors, executive officers, the registrant's Employee Stock Ownership Plan or the registrant's Stock Growth
Plan).

                  The number of shares of the registrant's Common Stock outstanding as of the close of business on March 26, 2001, was 4,628,598 shares of Class A Common Stock, and 3,887,031 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the registrant's proxy statement to be used in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                  Throughout this Annual Report, when we refer to "Interep" or "the Company," we refer collectively to Interep National Radio Sales, Inc. and all of our subsidiaries unless the context indicates otherwise or as otherwise noted.

                            IMPORTANT NOTE REGARDING
                           FORWARD LOOKING STATEMENTS

                  Some of the statements made in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should review the factors noted in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Our Results of Operations" for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

                                     PART I

Item 1.  BUSINESS

General

                  Interep is the largest independent national spot radio representation or "rep" firm in the United States. We are the exclusive rep firm for over 2,000 radio stations nationwide, including radio stations owned by seven of the ten largest radio groups by revenue. Our market share in the ten largest U.S. radio markets, as measured by gross billings, was an estimated 56% for 2000. We serve innovative radio station groups, while still meeting the needs of independent stations nationwide. We have grown to be a leader in radio by improving our clients' advertising revenues, acquiring station representation contracts, creating and acquiring other rep firms and offering advertisers creative marketing solutions to achieve their goals. Today, our solutions include not only radio, but the Internet and other emerging media technologies.

                  Our 22 offices across the country enable us to serve our radio station clients and advertisers in all 50 states. We provide national sales representation for clients whose diverse formats include country, rock, sports, Hispanic, classical, urban, news, talk and public radio. We have developed strong relationships with our clients and the agencies and buying services that purchase advertising.

                  Interep is an advertising sales and marketing company that is a preeminent leader in the radio industry. We believe we can extend our success in radio to other types of media that we integrate into our roster of marketing and sales services. We have already incorporated the Internet into our service offerings, and believe that Internet advertising presents growth opportunities similar to those present in the early days of radio advertising. We believe that we will be able to position ourselves successfully in this market by exploiting the strong overlap in demographic composition and usage patterns between radio listeners and Internet users. Further, in December 2000, we entered into an agreement to acquire the exclusive right to sell "out-of-home" advertising in the New York City subway system.

                  Radio stations generally retain national rep firms on an exclusive basis to sell national spot commercial air time on their stations to advertisers outside of their local markets. The station's own sales force handles sales of air time to local advertisers. National spot radio advertising is placed or "spotted" in one or more broadcast markets, in contrast to network advertising, which is broadcast simultaneously on network affiliated stations. National spot radio advertising typically accounts for approximately 20% of a radio station's revenues.

                  A rep firm promotes the benefits of buying advertising time on its client radio stations to advertising agencies and media buying services and arranges for the placement of specific advertisements. Rep firms generate revenues by earning commissions on the sale of advertising time on client stations. Radio stations outsource their national spot advertising sales to rep firms to benefit from the rep firm's professional sales staff, proprietary research and established relationships with advertisers and agencies.

                  We believe the following factors have contributed to our position as an industry leader in radio advertising and provide a strong foundation for further growth as an advertising sales and marketing services company:

                  Strong Relationships with Advertisers; National Presence. Our strong relationships with advertisers, advertising agencies and media buying services nationwide enable us to promote our client stations effectively and position us to present other types of media to them. We work closely with advertisers to help them develop and refine radio advertising strategies and to support their purchases of advertising time on our client stations. Our sales force is strategically located across the country to provide effective coverage of all major media buying centers. Our market leadership enhances our value to advertisers, increases our ability to sell air time for clients and allows us to package radio stations creatively to meet advertisers' special needs. We believe that our market leadership will enable us to integrate Internet advertising and other forms of advertising media into our business.

                  Innovative Solutions. We have pioneered a variety of innovative solutions for the radio industry. For example, we were the first to package and market unaffiliated portfolios of client stations by grouping them together as "unwired networks" to meet advertisers' particular needs. Unwired networks enable radio advertisers and advertising agencies to target specific groups or markets by placing advertisements on as few as two stations or as many as all of the over 2,000 stations represented by us. Advertising agencies and media buyers derive additional benefits from our unwired networks as we often perform research, scheduling, billing, payment, pre-analysis and post-analysis functions relating to the advertising time purchase. We also use promotions and specialized agency sales targeted at boutique agencies. We developed the use of dedicated radio sales representation firms, such as ABC Radio Sales and Infinity Radio Sales, which enable a client to benefit from our comprehensive services while still projecting its corporate identity to advertisers.

                  We continue to innovate. We are developing and testing RadioExchange(TM), an Internet-based system for enhancing communications among advertisers, rep firms and radio stations about air time inventory and order placement. Another example is Interep Interactive, which we organized in 1999 to focus on the Internet. In late 2000, we merged Interep Interactive into Cybereps, Inc., an independent Internet advertising firm in which we already had a minority interest. The combined company operates under the Cybereps name and sells Internet advertising by serving as an intermediary between website operators and advertisers in need of suitable websites to communicate their messages. Cybereps also provides online marketing research on a secure basis to clients and advertisers.

                  Our Interep Marketing Group is another example of our proactive, innovative approach to sales. The Group advances the ongoing growth of radio advertising by focusing on advertisers who do not use or who underutilize radio advertising. The Group sales force works with these advertisers to demonstrate how radio can help them achieve their goals and create marketing opportunities. We believe that the Group has contributed to the growth of radio advertising revenues in the aggregate and, by extension, our own growth.

                  Highly Skilled Sales Force and Sophisticated Sales Support. We have a highly skilled, professional sales force. Our sales force has a team-oriented approach to sales, marketing and client relationships instilled through incentive programs and the continuous, in-house training programs of the Interep Radio University. Most of our professional employees spend approximately two weeks each year in the Interep Radio University and receive training from both staff members and instructors from leading marketing and management education programs. We support our sales efforts with sophisticated media research, including a proprietary nationwide database. This research enables us to profile for advertisers the relevant characteristics of the audiences of our clients, to assist them in reaching their target audiences. We also provide concept development and sales promotion services, such as advertising support, merchandising and sales incentive programs, which enable us to suggest promotional campaigns, including partnerships with other advertising media.

                  Experienced Senior Management Team. We have an experienced and entrepreneurial management team, headed by our Chief Executive Officer, Ralph C. Guild, a recognized leader and innovator in the radio industry. Our senior sales managers have an average of over 25 years of industry experience and significant equity ownership in Interep.

                  Cross Marketing. Our strong relationship with advertisers places us in a unique position to offer all of our marketing services to them. The Interep Marketing Group works closely with Cybereps to cross-market Internet advertising with radio and to reach potential radio advertisers who currently advertise over other media. We intend to leverage our ability to cross-market as we incorporate other advertising media into the services we offer our advertisers.

                  Independence. We are a publicly owned company. We believe that our independence reduces perceived conflicts of interest in our sales efforts on behalf of our clients.

                  Strategic Investments. We made strategic investments in three Internet advertising representation companies in 1999 and 2000, including Cybereps. We will continue to consider strategic investments or acquisitions in our industry and in new media to improve our market share and to better leverage our marketing capabilities.

Clients

                  Clients generally retain us on an exclusive basis through written agreements. These rep contracts generally provide for an initial term followed by an "evergreen" period, meaning that the contract term continues until canceled following 12 months' prior notice. If the client terminates the contract without cause, the rep contracts generally provide for termination payments equal to the estimated commissions that would have been payable to the rep firm during the remaining portion of the term and the evergreen period, plus two months. For example, if a contract with an initial term of five years and a one-year evergreen period is canceled after three years, we would be compensated in an amount equal to 38 months of commissions: 24 months for the remaining term, 12 months for the evergreen notice period, plus two "spill over" months. "Spill over" commissions are those earned on advertising placed or committed to prior to the contract termination but broadcast later. It is customary in the industry for the successor rep firm to make this payment. However, certain contracts representing material revenues permit clients in certain circumstances to terminate their agreements with less than 12 months' notice and pay termination and evergreen payments over shorter periods of time.

                  For the year ended December 31, 2000, no station or station group, other than Infinity, accounted for more than 10 percent of our commission revenues.

Competition

                  Our success in radio advertising sales depends on our ability to acquire and retain representation contracts with radio stations. The media representation business is highly competitive, both in the competition for clients and in the sale of air time to advertisers. Our only significant competitor in the national spot radio representation industry is Katz Media Group, Inc., a subsidiary of Clear Channel Communications, Inc., a major media company. We also compete with other independent and network media representatives, direct national advertisers, national radio networks, syndicators and other brokers of radio advertising. Moreover, on behalf of our clients, we compete for advertising dollars with other media such as broadcast and cable television, newspapers, magazines, outdoor and transit advertising. Internet advertising, point-of-sale advertising and yellow pages directories. Certain of our competitors have greater financial and other resources than we do, and such resources may provide them with a competitive advantage in competing for client stations or advertising expenditures.

                  The change of ownership of a client station frequently results in a change of representation firm. The pace of consolidation in the radio industry has increased as a result of the Telecommunications Act of 1996, resulting in larger station groups. The resulting increase in the number of ownership changes of radio stations has increased the frequency of the termination or buyout of representation contracts. Further, as station groups have become larger, they have gained bargaining power with representation firms over rates and terms. As a result, we continually compete for both the acquisition of new client stations as well as the maintenance of existing relationships.

                  We believe that our ability to compete successfully is based on:

                  o the number of stations and the inventory of air we represent;

                  o   our strong relationships with advertisers;

                  o the experience of our management and the training and motivation of our sales personnel;

                  o   our past performance;

                  o   our ability to offer unwired networks;

                  o   our use of technology; and

                  o our research and marketing services for clients and advertisers.

                  We believe that we compete effectively, in part, through our employees' knowledge of, and experience in, our business and industry and their long standing relationships with clients.

Employees

                  As of December 31, 2000, we employed approximately 630 employees, substantially all of whom were sales-related personnel. None of our employees are represented by a union. We believe that our relations with our employees are excellent.

Executive Officers

                  The following table sets forth certain information regarding our executive officers:

      Name                  Age                 Positions
      ----                  ---                 ---------
Ralph C. Guild ............. 72      Chairman of the Board and Chief Executive
                                     Officer; Director
Marc G. Guild .............. 50      President, Marketing Division; Director
William J. McEntee, Jr. .... 57      Vice President and Chief Financial Officer

                  All executive officers are appointed for terms of one year.

     Ralph C. Guild has been Chairman of the Board and Chief Executive Officer of the Company since 1986, and has served as a director of the Company since 1967. He has been employed by the Company or its predecessors since 1957 in various capacities. In November 1991, Mr. Guild became one of the first inductees into the Broadcasting Hall of Fame. Mr. Guild serves on the Boards of Trustees of the Museum of Television & Radio, the Center for Communications and the University of the Pacific. In April 1998, Mr. Guild received the Golden Mike Award from the Broadcasters Foundation for outstanding contributions to the radio industry. In March 2001, Mr. Guild received the International Radio & Television Society's Golden Medal Award.

                  Marc G. Guild has been President, Marketing Division, of the Company since November 1989, and has served as a director of the Company since 1989. He was Executive Vice President of Network Sales/Operations of the Company from 1986 to 1989. Mr. Guild has been employed by the Company or its predecessors since 1972 in various capacities. As President of our Marketing Division, Mr. Guild plays a key role in the Company's sales and marketing programs, the Interep Radio University and the Company's research and technology divisions and also oversees the Company's regional executives. Mr. Guild serves on the Board of Directors of the International Radio and Television Foundation. Marc Guild is the son of Ralph Guild.

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

About Us

                  Interep National Radio Sales, Inc. is a New York corporation founded in 1953. Our principal executive offices are located at 100 Park Avenue, New York, New York 10017. Our telephone number is (212) 916-0700, and our Internet address is www.interep.com.

Financial Information

                  Please refer to our financial statements in this Report commencing on page F-1 for information regarding our results of operations. All of our revenues are generated in, and our long-lived assets are located in, the United States.

Item 2.  PROPERTIES

                  We lease approximately 128,000 square feet of office space in 15 cities throughout the United States. Our principal executive offices are located at 100 Park Avenue, New York, New York, where we occupy 38,400 square feet under a lease, which expires in March 2005. We believe that our office premises are adequate for our foreseeable needs.

Item 3.  LITIGATION

                  We are involved in a number of judicial and administrative proceedings (including those described below) concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

                  Katz Media Corporation, our principal competitor, and certain of its subsidiaries (together, "Katz"), instituted separate actions against four of our radio station clients in the New York Supreme Court, County of New York, from 1999 to 2001. In each case, our client (or its predecessor) was formerly represented by Katz, and Katz has sued for monetary damages for alleged breaches of the representation agreement between Katz and the client stemming from the termination of the agreement by the client when it opted to retain us as its rep firm. In each case, we have agreed to indemnify our client against any liabilities that may arise from such termination, including customary termination payments and the costs of the litigation. The dispute in each case primarily concerns whether termination payments are owed to Katz, and, if so, the amount of such payments.

                  We commenced an action against Clear Channel Communications, Inc. and Katz in April 2000 in New York State Supreme Court, County of New York. Clear Channel is a former client of Interep. We have claimed that Clear Channel breached its national sales representation agreement with us, and that Katz tortiously interfered with our contractual relationship with Clear Channel and breached various triparty agreements between Interep, Katz and Katz's former clients. We are seeking monetary damages from the defendants, including, among other things, buyout payments that we claim are owed to us as a result of Clear Channel's breach, and a declaration that we are not required to make any further buyout payments to Katz. Katz has counterclaimed against us for monetary damages, alleging that we breached such triparty agreements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

                  We listed our Class A Common Stock for quotation on the Nasdaq National Market on December 9, 1999. The Class A Common Stock trades under the symbol "IREP." On March 26 2001, the last sale price of the Class A Common Stock on the Nasdaq National Market was $3.94 per share. The following table sets forth the range of high and low closing prices for our Class A Common Stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        Quarter                                             High      Low
        -------                                             ----      ---
        Fourth Quarter 1999 (December 9 to December 31)    $13.50   $12.63
        First Quarter 2000                                 $15.00    $6.69
        Second Quarter 2000                                 $7.50    $5.31
        Third Quarter 2000                                  $6.75    $3.13
        Fourth Quarter 2000                                 $4.00    $2.75

                  As of March 26, 2001, there were approximately 66 holders of record of our Class A Common Stock. We believe that there are at least fifteen hundred beneficial owners of our Class A Common Stock.

Dividend Policy

                  We have not paid any dividends on our common stock in the past two years, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Moreover, the terms of the documents governing our indebtedness prohibit the payment of cash dividends on our common stock. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for additional information.

Recent Sales of Unregistered Securities

                  On June 27, 1998, Interep granted options to acquire 626,880, 104,480 and 104,480 shares of common stock at a per share exercise price of $3.80 to Messrs. Ralph Guild, Marc Guild and William McEntee, respectively. These options are fully vested and expire in June 2008.

                  On July 10, 1998, Interep granted options to acquire an aggregate 1,985,119 shares of common stock to certain employees of Interep at a per share exercise price of $4.02. Of those options granted, Messrs. Ralph Guild, Marc Guild and William McEntee received options to acquire 1,253,759, 208,960 and 313,440 shares, respectively. These options are fully vested and expire in July 2008.

                  On December 16, 1998, Interep granted options to acquire an aggregate 470,160 shares of common stock to certain employees of Interep at a per share exercise price of $4.20. Of those options granted, Mr. Ralph
Guild received options to acquire 52,240 shares. These options are fully vested and expire in December 2008.

                  On April 25, 2000, Interep granted options to acquire an aggregate 775,300 shares of common stock to certain employees of Interep at a per share exercise price of $8.87 (subsequently decreased to $2.81). Of those options granted, Messrs. Ralph Guild, Marc Guild and William McEntee received options to acquire 125,000, 40,000 and 40,000 shares, respectively.

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

Item 6.  SELECTED FINANCIAL DATA

                  The following table contains selected consolidated financial information derived from our audited consolidated financial statements set forth elsewhere in this Form 10-K or in Forms 10-K previously filed with the SEC, and you should review the data in the table below in conjunction with those audited consolidated financial statements and the notes thereto. The following tables summarize certain financial data derived from audited consolidated financial statements of the Company for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

                                                                         Year Ended December 31,
                                                        ------------------------------------------------------------
                                                           2000         1999         1998        1997        1996
                                                           ----         ----         ----        ----        ----
                                                                    (in thousands, except share data)
  Statement of Operations Data:
  Commission revenue                                     $100,599     $ 96,540     $ 87,735    $ 87,096      $72,858
  Contract termination revenue                              7,171        6,838       37,221      26,586       18,876
                                                         --------     --------     --------    --------      -------
       Total revenues                                     107,770      103,378      124,956     113,682       91,734
  Operating expense:
  Selling, general and administrative expenses             77,731       78,774       73,482      75,676       62,877
  Depreciation and amortization                            26,448       32,717       36,436      28,954       20,988
                                                         --------     --------     --------    --------      -------
  Total operating expenses                                104,179      111,491      109,918     104,630       83,865
                                                         --------     --------     --------    --------      -------
  Operating income (loss)                                   3,591       (8,113)      15,038       9,052        7,869
  Interest expense, net                                     7,796       10,213        6,744       3,779        3,911
  Loss on equity investment                                   378            -            -           -            -
  Income (loss) before provision (benefit) for           --------     --------     --------    --------      -------
  income taxes                                             (4,583)     (18,326)       8,294       5,273        3,958
  Provision (benefit) for income taxes                     (1,678)      (6,148)       3,446       2,359        1,885
                                                         --------     --------     --------    --------      -------
  Net income (loss)                                        (2,905)     (12,178)       4,848       2,914        2,073
  Preferred stock dividend requirements and
  redemption premium                                            -            -        5,031       1,590        1,364
                                                         --------     --------     --------    --------      -------
  Net income (loss) applicable to common
  stockholders                                           $ (2,905)    $(12,178)    $   (183)   $  1,324         $709
                                                         ========     ========     ========    ========      =======

  Basic earnings (loss) per common share                   $(0.31)      $(1.97)      $(0.03)      $0.18       $ 0.09
  Basic weighted average common shares
  outstanding                                           9,306,826    6,182,191    6,743,803   7,476,228    7,684,060
  Diluted earnings (loss) per common share                 $(0.31)      $(1.97)      $(0.03)      $0.17       $ 0.09
  Diluted weighted average common
  shares outstanding                                    9,306,826    6,182,191    6,743,803   7,663,874    7,961,057

                                                                               December 31,
                                                        -------------------------------------------------------------
                                                           2000         1999        1998         1997        1996
                                                           ----         ----        ----         ----        ----
                                                                              (in thousands)
  Balance Sheet Data:
  Cash and cash equivalents                               $23,681      $66,725     $ 32,962     $ 1,419      $ 2,653
  Marketable securities                                     9,965            -            -           -            -
  Working capital                                          54,634       87,134       66,111      31,516       19,964
  Total assets                                            221,544      226,320      184,508     141,030       93,930
  Long-term debt (including current portion)               99,000      100,000      100,103      44,425       34,235
  Redeemable preferred stock                                    -            -            -       6,924        5,334
  Redeemable common stock                                       -            -            -       4,522        4,662
  Stockholders' equity (deficit)                           20,570       33,486       (1,222)     (1,609)      (2,684)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion is based upon and should be read in conjunction with the previous section, Selected Consolidated Financial Data and our Consolidated Financial Statements, including the notes thereto, which begin on page F-1.

Overview

                  We derive a substantial majority of our revenues from commissions on sales by us of national spot radio advertising air time for the radio stations we represent. Generally, advertising agencies or media buying services retained by advertisers purchase national spot advertising time. We receive commissions from our client radio stations based on the national spot radio advertising billings of the station, net of standard advertising agency and media buying services commissions. We enter into written representation contracts with our clients, which include negotiated commission rates. Because commissions are based on the prices paid to radio stations for spots, our revenue base is regularly and automatically adjusted for inflation.

                  Our operating results generally depend on:

                  o   changes in advertising expenditures;

                  o increases and decreases in the size of the total national spot radio advertising market;

                  o   changes in our share of this market;

                  o   acquisitions and terminations of representation contracts;
                      and

                  o   operating expense levels.

                  The effect of these factors on our financial condition and results of operations varies from period to period.

                  A number of factors influence the performance of the national spot radio advertising market, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the amount spent on advertising generally, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio. Our share of the national spot advertising market changes as a result of increases and decreases in the amount of national spot advertising broadcast by our clients. Moreover, our market share increases as we acquire representation contracts with new client stations and decreases if current client representation contracts are terminated. Thus, our ability to attract new clients and to retain existing clients significantly affects our market share.

                  The value of representation contracts that have been acquired or terminated during the last few years has tended to increase due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the passage of the Telecommunications Act of 1996. In recent years, we have increased our representation contract acquisition activity, and we have devoted a significant amount of our resources to these acquisitions. At the same time, we have received an increased amount of contract termination revenue. We base our decisions to acquire a representation contract on the market share opportunity presented and an analysis of the costs and net benefits to be derived. We continuously seek opportunities to acquire additional representation contracts on attractive terms, while maintaining our current clients. Our ability to acquire and maintain representation contracts has had, and will continue to have, a significant impact on our revenues and cash flows.

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

                  During 1999, we entered the Internet advertising business. Revenues and expenses from this business will be affected by the level of advertising on the Internet generally, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers. In December 2000, we merged our Interep Interactive business with Cybereps, Inc., an Internet advertising and marketing firm founded in 1996, in which we had a minority interest. We have retained a majority interest in the combined enterprise. See "Liquidity and Capital Resources", below.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

                  Commission revenue. Commission revenue for 2000 increased approximately 4.2% to $100.6 million from $96.5 million for 1999. This $4.1 million increase was primarily attributable to increased sales of national spot advertising on client stations and commissions generated by new representation contracts, offset, in part, by the loss of commission revenues from terminated contracts, principally those with stations owned by Clear Channel Communications Inc., which were terminated in December 1999. Our revenues in 2000 increased only minimally from the fact that 2000 had 53 weeks, as compared to 52 weeks in 1999, for radio broadcast purposes, as the extra week, falling between Christmas and New Year's day, is traditionally a very slow period for national spot radio advertising.

                Contract termination revenue. Contract termination revenue in 2000 increased $0.4 million to $7.2 million from $6.8 million in 1999. This 5.8% increase was primarily attributable to the slightly greater residual value of contracts terminated during 2000 than in 1999. The value of representation contracts acquired or terminated during the last few years has generally tended to increase due to the factors discussed in "Overview" above. Nevertheless, it remains difficult to predict whether contract termination revenue will increase or decrease in a particular year and its impact on overall revenue is expected to continue to be uncertain, due to the variables of contract length and commission generation. During 2000, approximately 200 client stations terminated rep contracts with us, which had generated an aggregate of approximately $1.5 million of commission revenue during their 12-month trailing periods. The amount of contract termination revenue from the termination of the Clear Channel representation contracts in December 1999 has not yet been determined.

                  Selling expenses. Selling expenses for 2000 decreased to $66.4 million from $68.0 million during 1999. This decrease of $1.6 million, or approximately 2.3%, was primarily attributable to a cost reduction program implemented in the third quarter of 2000, offset in part by employee compensation increases associated with the growth in commission revenues.

                  General and administrative expenses. General and administrative expenses increased by $0.5 million to $11.3 million for 2000 from $10.8 million for 1999. This 5.0% increase primarily reflects new expenses related to our becoming a public company.

                  Depreciation and amortization. Depreciation and amortization decreased to $26.4 million, or 19.2%, for 2000, from $32.7 million in 1999. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This decrease of $6.3 million was primarily due to the completion of the amortization of certain representation contracts. We acquired representation contracts with approximately 320 new radio stations in 2000. We believe these contracts generated an aggregate of approximately $5.3 million of commission revenues during their 12-month trailing periods prior to their acquisition.

                  Operating income (loss). Operating income increased by $11.7 million, to income of $3.6 million for 2000 compared with an operating loss of $8.1 million in 1999. The largest factor contributing to this increase was the decrease in depreciation and amortization charges referred to above.

                  Interest expense, net. Interest expense, net decreased $2.4 million, or 23.7%, to $7.8 million for 2000, from $10.2 million for 1999. This decrease primarily resulted from interest received on cash reserves, which partially offset interest payable on our Senior Subordinated Notes.

                  Provision (benefit) for income taxes. The benefit for income taxes for 2000 declined $4.4 million, or 72.7%, to $1.7 million, compared to $6.1 million for 1999, as a result of the lower loss before taxes.

                  Net Income (loss). Our net loss of approximately $2.9 million for 2000, a $9.3 million decrease from the $12.2 million net loss for 1999, was due to the reasons discussed above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                  Commission revenue. Commission revenue for 1999 increased to $96.5 million, or 10.0%, from $87.7 million in 1998. This $8.8 million increase was primarily attributable to the fact that commissions from new representation contracts exceeded the loss of commission revenues from terminated contracts, as well as a general increase in national spot advertising on client stations. Our new Internet advertising business earned commissions of $210,000 in 1999.

                  Contract termination revenue. Contract termination revenue in 1999 decreased to $6.8 million, or 81.6%, from $37.2 million in 1998, a decrease of $30.4 million. This decrease was primarily attributable to the fact that a substantial amount of contract termination revenue was generated in the first quarter of 1998 as a result of the termination of our representation contracts with stations owned by SFX Broadcasting, when it was acquired by Clear Channel. Our representation contracts with Clear Channel were terminated in December 1999, but the related amount of contract termination revenue has not yet been determined. The value of representation contracts acquired or terminated during the last few years has generally tended to increase due to the factors discussed above. During 1999, approximately 450 client stations terminated rep contracts with us, which generated an aggregate of approximately $10.0 million of commission revenue during their 12-month trailing periods.

                  Selling expenses. Selling expenses for 1999 increased to $68.0 million from $61.6 million during 1998. This increase of $6.4 million, or approximately 10.4%, was primarily due to employee compensation increases associated with the growth in commission revenues. Costs relating to our entry into the Internet advertising business were $1.8 million during 1999.

                  General and administrative expenses. General and administrative expenses declined $1.1 million to $10.8 million for 1999, from $11.9 million in 1998. This reduction was primarily the result of cost reduction plans including the relocation of our accounting and finance functions to Florida in 1997.

                  Depreciation and amortization. Depreciation and amortization decreased to $32.7 million, or 10.2%, for 1999, from $36.4 million in 1998. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This decrease of $3.7 million was primarily due to the completion of the amortization of certain representation contracts. We acquired representation contracts with approximately 400 new radio stations in 1999. We believe these contracts generated an aggregate of approximately $8.0 million of commission revenues during their 12-month trailing periods prior to their acquisition.

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

Liquidity and Capital Resources

                  Cash provided from operations and financing transactions has primarily funded our cash requirements. On December 9, 1999 we completed our initial public offering, which resulted in net proceeds of $46.8 million. As of December 31, 2000, we had cash and cash equivalents of $23.7 million and working capital of $54.6 million.

                  Cash provided by operations during 2000 amounted to $16.3 million, as compared to $27.4 million and $29.4 million for the years ended 1999 and 1998, respectively. These fluctuations were primarily attributable to contract terminations and changes in working capital components.

                  Net cash used in investing activities during 2000 amounted to $15.4 million, primarily for the purchase of marketable securities and investment in Internet advertising companies. Capital expenditures totaled $0.8 million, $2.9 million and $1.3 million for 2000, 1999 and 1998, respectively, primarily for office and computer equipment. Investments in private companies amounted to $4.7 million for 1999 and consisted of minority equity positions in three Internet advertising firms. In December 1999, Ralph Guild acquired shares in one of such firms, Cybereps, Inc., from one of its founders at a price higher than we paid. In February 2000, we invested an additional $1.14 million in Cybereps on the same terms as our initial investment, and in December 2000, we acquired a majority interest in Cybereps through a merger of our Interep Interactive business with Cybereps and an additional investment of $3 million to the combined business. Investment in private companies other than Cybereps amounted to $4.1 million for 2000 and consisted of minority equity positions in four Internet advertising firms. Additionally, in 1999 we acquired a radio promotion and marketing consulting business for an initial payment of $1.0 million plus an earn-out payment of up to $3.0 million over the next five years.

                  We evaluated the carrying value of our investments in such Internet advertising firms and determined, as of December 31, 2000, that current events and circumstances did not indicate a decline in the carrying value of the investments. As part of the evaluation, we considered, among other factors, the business plans of these firms, the quality and effectiveness of their management teams, their liquidity and capital resource positions, and their business relationships with third parties, and concluded that an impairment had not occurred. There can be no assurance, however, that circumstances affecting these investments, their businesses and markets in which they operate will not change in a manner which would lead to a conclusion in a future period that an impairment had occurred.

                  Cash used for financing activities of $43.9 million during 2000 consisted primarily of $32.2 million for acquisitions of representation contracts and $10.5 million to purchase stock. Cash provided by financing activities during 1999 and 1998 was $15.0 million and $3.4 million, respectively. The cash provided by financing activities in 1999 resulted from the proceeds of the initial public offering, offset by cash used for acquisitions of station representation contracts. The cash provided by financing activities in 1998 resulted from the issuance of the Senior Subordinated Notes described below, offset by acquisitions of station representation contracts and debt repayments.

                  In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in "Overview," we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

                  In July 1998 we issued 10% Senior Subordinated Notes in the aggregate principal amount of $100.0 million due July 1, 2008. Interest on the Senior Subordinated Notes is payable in semi-annual payments of $5.0 million. The Senior Subordinated Notes, while guaranteed by our subsidiaries, are unsecured and are junior to certain indebtedness. We used a portion of the net proceeds from the issuance of the Senior Subordinated Notes to repay the then outstanding balance of our bank debt. Additionally, we redeemed all of the outstanding shares of our Series A preferred stock and Series B preferred stock, together with all of the associated shares of common stock then subject to redemption.

                  We issued the Senior Subordinated Notes under an indenture that limits our ability to engage in various activities. Among other things, we are generally not able to pay any dividends to our stockholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances; and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes.

                  The Senior Subordinated Notes may not be redeemed by us prior to July 1, 2003, except that we may redeem up to 30% of the Senior Subordinated Notes with the proceeds of equity offerings. We do not currently plan to use the remaining proceeds of our 1999 initial public offering to redeem any Senior Subordinated Notes. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Senior Subordinated Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

                  As of December 31, 1999, we terminated our $10.0 million revolving credit facility. We had never borrowed any amounts under that agreement.

                  We believe that the liquidity resulting from our initial public offering in December 1999 and the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity.

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

Certain Factors That May Affect Our Results of Operations

                  The following factors are some, but not all, of the variables that may have an impact on our results of operations:

          o Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

          o Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

          o The termination of a representation contract will increase our results of operations for the fiscal quarter in which the termination occurs due to the termination payments that are usually required to be paid, but will negatively affect our results in later quarters due to the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

          o We depend heavily on our key personnel, including our Chief Executive Officer Ralph C. Guild and the President of our Marketing Division Marc Guild, and our inability to retain them could adversely affect our business.

          o We rely on a limited number of clients for a significant portion of our revenues.

          o Our significant indebtedness from our Senior Subordinated Notes may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

          o We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

          o Competition could harm our business. Our only significant competitor is Katz, which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers' total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

          o Acquisitions and strategic investments could adversely affect our business.

          o Our Internet business may suffer if the market for Internet advertising fails to develop or continues to weaken.

New Accounting Pronouncement

                  Statement of Financial Accounting Standards (SFAS) NO. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. The effective date of SFAS No. 133 was delayed to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company does not use derivative instruments and therefore the adoption of these statements will not have any impact on its financial position or results of operations.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

Items 10 Through 13, Inclusive.

                  The information required by Item 10 (Directors and Executive Officers of the Registrant)(other than information as to executive officers of the Company, which is set forth in Part I under the caption "Executive Officers"), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about April 30, 2001.

                                    PART IV

Item 10. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      Documents Filed as Part of this Report

         Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

     Report of Independent Public Accountants                            F-2
     Consolidated Balance Sheets as of December 31, 2000 and 1999        F-3
     Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998                                  F-4
     Consolidated Statements of Shareholders' Equity for the Years
       Ended December 31, 2000, 1999 and 1998                            F-5
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998                                  F-6
     Notes to Consolidated Financial Statements                          F-7

         Financial Statement Schedules. The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

     Schedule II--Valuation and Qualifying Accounts                     F-20

     Exhibits.  The following Exhibits are filed as part of this Report:

      Exhibit No.                         Description
      -----------                         -----------
        3.1(5)       Restated Certificate of Incorporation of Interep.
        3.2(5)       By-Laws of Interep.
        4.1(1)       A/B Exchange Registration Rights Agreement, dated July 2, 1998, among Interep, the Guarantors, BancBoston
                     Securities Inc., Loenbaum & Company Incorporated and SPP Hambro & Co., LLC.
        4.2(1)       Indenture, dated July 2,1998, between Interep, the Guarantors and Summit Bank.
        4.3(1)       Form of 10% Senior Subordinated Note (Included in Exhibit 4.2).
        4.4(3)       Supplemental Indenture, dated as of March 22, 1999, among American Radio Sales, Inc.,
                     Interep, the Guarantors and Summit Bank as Trustee.
        4.5(6)       Form of Registration Rights Agreement among the Interep Employee Stock Ownership Plan, the Interep Stock Growth Plan and Interep.
       10.1(1)       Agreement of Lease, dated December 31, 1992, between The Prudential Insurance Company of America and Interep.
       10.2(2)       Lease, dated January 1, 1990, between Ralph C. Guild, doing business as The Tuxedo Park
                     Executive Conference Center and Interep, as amended by Amendment of Lease, dated
                     December 3, 1998, between Ralph  Guild 1990 Trust No. 1 (successor in interest to The
                     Tuxedo Park Executive Conference Center) and Interep
       10.3(1)*      Agreement, dated June 29, 1998, between Interep and Ralph C. Guild.

      Exhibit No.                         Description
      -----------                         -----------
       10.4(1)       Promissory Note, dated June 29, 1998, issued by Ralph C. Guild payable to Interep.
       10.5*         Amended and Restated Services Agreement, dated as of January 2, 2001, between Interep and Media Financial
                     Services, Inc. (filed herewith)
       10.6(3)*      Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between
                     Interep and Ralph C. Guild.
       10.7*         Amended and Restated Employment Agreement, dated as of April 1, 2000, between Interep and Marc G. Guild (filed herewith)
       10.8(1)*      Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988.
       10.9(1)*      Amendment and Extension of Option, dated January 1, 1991, between Interep and Ralph C. Guild.
       10.10(1)*     Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991.
       10.11(1)*     Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995
       10.12(1)*     Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991
       10.13(1)*     Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997
       10.14(1)*     Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997.
       10.15(1)*     Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997.
       10.16(1)*     Supplemental Income Agreement, dated December 31, 1986, between Interep and Ralph C. Guild.
       10.17(1)*     Agreement, dated June 18, 1993, between Interep and Ralph C. Guild.
       10.18(2)*     Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998.
       10.19(2)*     Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998.
       10.20(2)*     Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998.
       10.21(3)*     Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.
       10.22(3)*     Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998.
       10.23*        Non-Qualified Stock Option Granted to Ralph C. Guild on April 25, 2000 (filed herewith)
       10.24*        Non-Qualified Stock Option Granted to Marc G. Guild on April 25, 2000 (filed herewith)
       10.25*        Non-Qualified Stock Option Granted to William J. McEntee on April 25, 2000 (filed herewith)
       10.26(4)*     Form of Indemnification Agreement for directors and officers.
       10.27(5)*     1999 Stock Incentive Plan.
       10.28(6)*     Form of Stock Option Agreement.
       10.29(5)      Lease Agreement, dated as of June 30, 1999 between Bronxville Family Partnership, L.P. and Interep.
       10.30(6)*     Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild.
       10.31(6)*     Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild.
       10.32(5)*     Agreement, dated as of November 30, 1999 between Interep and Marc G. Guild.

       Exhibit No.                         Description
       -----------                         -----------
        10.33(7)     Acquisition Agreement, dated as of December 12, 2000,
                     between Interep and Transportation Displays Incorporated
        21.1         Subsidiaries of Interep (filed herewith)

* Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.

(1) Incorporated by reference to Interep's registration statement on Form S-4 (Registration No. 333-60575), filed with the Commission on August 4, 1998.

(2) Incorporated by reference to Interep's registration statement on Form S-4/A-2 (Registration No. 333-60575), filed with the Commission on January 26, 1999.

(3) Incorporated by reference to Interep's Annual Report on Form 10-K, filed with the Commission on March 31, 1999.

(4) Incorporated by reference to Interep's registration statement on Form S-1 (Registration No. 333-88265), filed with the Commission on October 10, 1999.

(5) Incorporated by reference to Interep's registration statement on Form S-1/A-1 (Registration No. 333-88265), filed with the Commission on November 8, 1999.

(6) Incorporated by reference to Interep's registration statement on Form S-1/A-4 (Registration No. 333-88265), filed with the Commission on December 8, 1999.

(7) Incorporated by reference to Interep's Current Report on Form 8-K, filed with the Commission on December 27, 2000.

(B)      Reports on Form 8-K

                  We filed a Current Report on Form 8-K with the SEC on December 27, 2000, which disclosed our agreement to purchase the New York City subway's advertising business from Transportation Displays, Incorporated, a division of Infinity Broadcasting Corporation. The disclosure was reported pursuant to Item 5 of Form 8-K, and the acquisition agreement was filed as an exhibit pursuant to
Item 7 of Form 8-K. No financial statements were filed with the Report.

                       INTEREP NATIONAL RADIO SALES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----
Report of Independent Public Accountants .........................................    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 .....................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999
and 1998 .........................................................................    F-4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
2000, 1999 and 1998 ..............................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999
and 1998 .........................................................................    F-6

Notes to Consolidated Financial Statements .......................................    F-7

Financial Statement Schedule for the Years Ended December 31, 2000, 1999 and 1998:
Schedule II - Valuation and Qualifying Accounts ..................................   F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Interep National Radio Sales, Inc.:

We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interep National Radio Sales, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

New York, New York
March 8, 2001

                       INTEREP NATIONAL RADIO SALES, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except share information)

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2000         1999
                                                                                   ---------    ----------
                                     ASSETS
Current assets:
Cash and cash equivalents ......................................................   $  23,681    $  66,725
Marketable securities ..........................................................       9,965          --
Receivables, less allowance for doubtful accounts of $1,940 and $2,158 in 2000
and 1999, respectively .........................................................      33,810       32,082
Representation contract buyouts receivable .....................................       5,266        7,529
Current portion of deferred representation contract costs ......................      44,240       37,228
Prepaid expenses and other current assets ......................................       1,075        1,028
                                                                                   ---------    ---------
Total current assets ...........................................................     118,037      144,592
                                                                                   ---------    ---------
Fixed assets, net ..............................................................       5,046        5,727
Deferred representation contract costs .........................................      71,532       55,103
Station contract rights, net ...................................................         --           670
Representation contract buyouts receivable .....................................       6,718        3,569
Investments and other assets ...................................................      20,211       16,659
                                                                                   ---------    ---------
Total assets ...................................................................   $ 221,544    $ 226,320
                                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses ..........................................   $  16,121    $  18,534
Accrued interest ...............................................................       4,950        5,000
Representation contract buyouts payable ........................................      36,116       26,301
Accrued employee-related liabilities ...........................................       6,216        7,623
                                                                                   ---------    ---------
Total current liabilities ......................................................      63,403       57,458
                                                                                   ---------    ---------
Long-term debt .................................................................      99,000      100,000
                                                                                   ---------    ---------
Representation contract buyouts payable ........................................      34,119       29,876
                                                                                   ---------    ---------
Other noncurrent liabilities ...................................................       4,452        5,500
                                                                                   ---------    ---------
Commitments and Contingencies:

Shareholders' equity:
Class A common stock, $.01 par value-20,000,000 shares authorized, 4,614,143 and 5,416,667 shares issued and outstanding at December 31,2000 and 1999,
 respectively ..................................................................          46           54
Class B common stock, $.01 par value-10,000,000 shares authorized, 3,901,486 and
 4,923,962 shares issued and outstanding at December 31, 2000 and 1999,
 respectively ..................................................................          39           49
Additional paid-in-capital .....................................................      35,888       45,881
Accumulated deficit ............................................................     (15,403)     (12,498)
                                                                                   ---------    ---------
Total shareholders' equity .....................................................      20,570       33,486
                                                                                   ---------    ---------
Total liabilities and shareholders' equity .....................................   $ 221,544    $ 226,320
                                                                                   =========    =========

   The accompanying notes are an integral part of these consolidated balance sheets.
                                       F-3

                       INTEREP NATIONAL RADIO SALES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                         For the Year Ended
                                                            December 31,
                                                ----------------------------------
                                                  2000         1999         1998
                                                --------     --------     --------

Commission revenues ........................    $100,599     $ 96,540     $ 87,735
Contract termination revenue ...............       7,171        6,838       37,221
                                                --------     --------     --------
Total revenues .............................     107,770      103,378      124,956
                                                --------     --------     --------
Operating expenses:
Selling expenses ...........................      66,410       67,995       61,618
General and administrative expenses ........      11,321       10,779       11,864
Depreciation and amortization expense ......      26,448       32,717       36,436
                                                --------     --------     --------
Total operating expenses ...................     104,179      111,491      109,918
                                                --------     --------     --------
Operating income (loss) ....................       3,591       (8,113)      15,038
Interest expense, net ......................       7,796       10,213        6,744
Loss on equity investment ..................         378          --           --
                                                --------     --------     --------
(Loss) income before (benefit) provision for
   income taxes ............................      (4,583)     (18,326)       8,294
(Benefit) provision for income taxes .......      (1,678)      (6,148)       3,446
                                                --------     --------     --------
Net (loss) income ..........................      (2,905)     (12,178)       4,848

Preferred stock dividend requirements and
   redemption premium ......................         --           --         5,031
                                                --------     --------     --------
Net loss applicable to common shareholders .    $ (2,905)    $(12,178)    $   (183)
                                                --------     --------     --------
Basic and diluted loss per share ...........    $  (0.31)    $  (1.97)    $  (0.03)
                                                ========     ========     ========

  The accompanying notes are an integral part of these consolidated statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands except share information)

                                      Class A          Class B
                                   Common Stock      Common Stock    Additional                           Treasury Stock
                                   ---------------  ---------------   Paid-in   Accumulated  Receivable  ---------------
                                   Shares   Amount  Shares   Amount   Capital     Deficit     from ESOP  Shares    Amount
                                 --------------------------------------------------------------------------------------------
Balance, January 1,1998 ....         --     $--     6,991,350   $ 70  $    582  $   (137)  $  (182)     (730,419)  $(1,942)
Net income .................         --      --           --     --        --      4,848       --            --        --
Treasury stock purchases ...         --      --           --     --        --         --       --       (150,347)     (302)
Accretion of preferred stock         --      --           --     --        --       (492)      --            --        --
Accrued dividends in-kind
on preferred stock ....              --      --           --     --        --       (442)      --            --        --
Reduction of receivable
from ESOP ..................         --      --           --     --        --         --       100           --        --
Earned compensation
executive stock options ....         --      --           --     --        753        --       --            --        --
Redemption of preferred
stock and common stock
subject to redemption ......         --      --           --     --       (228)   (4,097)      --       (198,950)      247
                              --------------------------------------------------------------------------------------------
Balance, December 31,1998 ..         --      --     6,991,350     70     1,107      (320)      (82)   (1,079,716)   (1,997)
Net loss ...................         --      --           --     --        --    (12,178)      --            --        --
Treasury stock purchases ...         --      --           --     --        --        --        --           (172)      (14)
Retirement of treasury stock         --      --    (1,079,888)   (11)   (2,000)      --        --      1,079,888     2,011
Reduction of receivable
from ESOP ..................         --      --           --     --        --        --         82           --        --
Conversion of common stock..      987,500    10      (987,500)   (10)      --        --        --            --        --
Sale of common stock under
public offering, net of
expenses ...................    4,429,167    44           --     --     46,774       --        --            --        --
                              --------------------------------------------------------------------------------------------
Balance, December 31,1999 ..    5,416,667    54     4,923,962     49    45,881   (12,498)      --            --        --
Net loss ...................         --      --           --     --        --     (2,905)      --            --        --
Conversion of common stock..    1,022,476    10    (1,022,476)   (10)      --        --        --            --        --
Stock repurchases ........     (1,825,000)  (18)          --     --    (10,528)      --        --            --        --
Earned compensation,
executive stock options ....         --      --           --     --        535       --        --            --        --
                              --------------------------------------------------------------------------------------------
Balance, December 31,2000 ..    4,614,143   $46     3,901,486   $ 39  $ 35,888  $(15,403)  $   --            --    $   --
                              ============================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         For the Year Ended
                                                                                             December 31,
                                                                                 ----------------------------------
                                                                                   2000         1999         1998
                                                                                 --------     --------     --------
Cash flows from operating activities:
Net (loss) income ...........................................................    $ (2,905)    $(12,178)    $  4,848
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization ...............................................      26,448       32,717       36,436
Equity loss in investment ...................................................         378          --           --
Non cash compensation expense ...............................................         535          --           753
Changes in assets and liabilities--
Receivables .................................................................      (1,728)       3,022       (3,908)
Representation contract buyouts receivable ..................................        (886)       7,269         (447)
Prepaid expenses and other current assets ...................................         (47)         179         (529)
Other noncurrent assets .....................................................        (545)      (1,480)      (5,259)
Accounts payable and accrued expenses .......................................      (2,413)       1,894       (8,161)
Accrued interest ............................................................         (50)          28        4,817
Accrued employee-related liabilities ........................................      (1,407)       1,103        1,934
Other noncurrent liabilities ................................................      (1,048)      (5,173)      (1,080)
                                                                                 --------     --------     --------
Net cash provided by operating activities ...................................      16,332       27,381       29,404
                                                                                 --------     --------     --------
Cash flows from investing activities:
Additions to fixed assets ...................................................        (791)      (2,900)      (1,270)
Increase in other investments ...............................................      (4,840)      (5,678)         --
Purchase of marketable securities ...........................................      (9,800)         --           --
                                                                                 --------     --------     --------
Net cash used in investing activities .......................................     (15,431)      (8,578)      (1,270)
                                                                                 --------     --------     --------
Cash flows from financing activities:
Station representation contracts payments ...................................     (32,235)     (31,926)     (35,609)
Debt repayments .............................................................      (1,000)         --       (61,572)
Borrowings in accordance with credit agreement ..............................         --           --        17,250
Issuance of senior subordinated notes .......................................         --           --       100,000
Redemption of preferred stock and common stock subject to redemption ........         --           --       (16,705)
Sales and issuances of stock, net of issuance costs .........................         --        46,774          --
Stock repurchases ...........................................................     (10,546)         (14)         (55)
Other, net ..................................................................        (164)         126          100
                                                                                 --------     --------     --------
Net cash provided by (used in) financing activities .........................     (43,945)      14,960        3,409
                                                                                 --------     --------     --------

Net increase (decrease) in cash and cash equivalents ........................     (43,044)      33,763       31,543
Cash and cash equivalents, beginning of year ................................      66,725       32,962        1,419
                                                                                 --------     --------     --------
Cash and cash equivalents, end of year ......................................    $ 23,681     $ 66,725     $ 32,962
                                                                                 ========     ========     ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid ...............................................................    $ 10,000     $  9,972     $  2,387
Income taxes paid, net ......................................................         354          906          341
Non-cash investing and financing activities:
Station representation contracts acquired ...................................    $ 47,984     $ 41,266     $ 36,958


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

 Revenue Recognition

  The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenue is derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. In 2000 and 1999, commission revenue includes $787 and $210, respectively, of revenue derived from sales of advertising on the internet. No revenue was derived from sales of advertising on the internet in 1998. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2000, 1999 and 1998 had 53, 52, and 52 weeks, respectively.

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

  Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. In 2000 and 1999, contract termination revenue was offset by $1,691 and $290, respectively, representing the amount of previously deferred cost that will not be realized due to the sale of the station representation contract. No such offset existed in 1998.

Cash and Cash Equivalents and Marketable Securities

  The Company considers cash in banks and investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of investments in debt securities with original maturities of less than twelve months.

Fixed Assets, net

  Furniture, fixtures and equipment are recorded at cost and are depreciated over three to ten-year lives, and leasehold improvements are amortized over the shorter of the lives of the leases or assets, all on a straight-line basis.

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)

Depreciation and Amortization Expense

  A summary of depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                2000       1999       1998
                                              -------    -------    -------
Depreciation of fixed assets .............    $ 1,473    $ 1,484    $ 1,294
Amortization of contract acquisition costs     22,852     28,291     32,482
Amortization of intangible assets ........      2,123      2,942      2,660
                                              -------    -------    -------
                                              $26,448    $32,717    $36,436
                                              =======    =======    =======


 Long-Lived Assets

  The excess of costs of purchased businesses over the fair value of assets acquired is included in Other Assets on the accompanying consolidated balance sheet. These costs are being amortized using the straight-line method over 5 years. See Note 2 for discussion of other intangible assets.

  In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", recoverability of intangible assets is assessed periodically and impairments, if any, are recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis. The Company has determined that no such impairment exists.

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

 Loss per Share

  Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 9,306,826, 6,182,191 and 6,743,803 for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2000, 1999 and 1998, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

Income Taxes

  Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)

Segment Reporting

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on operating cash flow, (defined as operating income before depreciation, amortization, and management fees), general and administrative expenses of $11,321, $10,779 and $11,864 in 2000, 1999, and 1998, respectively, and adjusted EBITDA (income excluding contract termination revenue before interest, taxes, depreciation and amortization) of $22,868, $17,766, and $14,253 in 2000, 1999, and 1998, respectively.

New Accounting Pronouncement

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. The effective date of SFAS No. 133 was delayed to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company does not use derivative instruments and therefore the adoption of these statements will not have any impact on its financial position or results of operations.

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Acquisitions and Investments

  In December 2000, the Company invested $3 million in Cybereps, Inc. increasing its ownership percentage from 16% to 51%. This investment was previously accounted for using the cost method of accounting. In accordance with generally accepted accounting principles, due to the increase in ownership, the Company retroactively accounted for the investment using the equity method of accounting and has recorded an equity loss on the investment of $378 for the year ended December 31, 2000. The equity loss applicable to 1999 was not material. In addition, the Company has recorded amortization expense of $432 for the year ended December 31, 2000, representing amortization of the excess of the cash investment over the underlying equity interest in Cybereps. This excess is being amortized over a five year period. The Company has accounted for this investment using the equity method of accounting as it is unable to exercise effective control due to minority shareholders participating in significant decisions in the ordinary course of business. As of December 31, 2000, the carrying value of the Company's investment in Cybereps was $4.5 million.

   In September 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1 million paid upon closing and a maximum of $3 million to be paid contingent upon certain future performance measures over the next five years. The performance measures were met for the years ended December 31, 2000 and 1999 and therefore, the Company has paid an additional $1.0 million and has accrued an additional $.5 million, to be paid in September 2001. The acquisition has been accounted for by the purchase method; accordingly, operating results are included in the accompanying statement of operations from the date of purchase. The acquired assets include fixed assets, current assets and rights to certain service agreements. The excess of cost over the fair market value of the assets acquired is being amortized over a five year period.

  The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. The total carrying value of these investments was $4.1 million and $4.7 million as of December 31, 2000 and 1999, respectively, representing a range of ownership from 8% to 16% of the affiliated companies.

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)

3. Fixed Assets

   Fixed assets are comprised of the following:

                                                      December 31,
                                                  ---------------------
                                                     2000       1999
                                                  ---------- ----------
Furniture and equipment ......................    $ 14,767     $ 14,133
Leasehold improvements .......................       6,133        5,975
Equipment held under lease ...................       3,461        3,461
                                                  --------     --------
                                                    24,361       23,569
Less-Accumulated depreciation and amortization     (19,315)     (17,842)
                                                  --------     --------
Fixed assets, net ............................    $  5,046     $  5,727
                                                  ========     ========

4. Accounts Payable

  The Company utilizes a cash management system whereby overnight investments are determined daily. Included in accounts payable are $9,800 and $8,863 of book overdrafts as of December 31, 2000 and 1999, respectively, which result from this cash management program.

5. Employee Stock Plans

 Employee Stock Ownership Plan

  Under the terms of the Company's nonleveraged Employee Stock Ownership Plan ("ESOP") and Trust ("ESOT"), the Company may make annual contributions to the ESOT in the form of either cash or Class B common stock of the Company for the benefit of eligible employees. In lieu of contributions, the Company may repurchase shares of Class B common stock from the ESOP or advance money to the plan from time to time. The amount of annual funding is at the discretion of the Board of Directors of the Company except that the minimum amount must be sufficient to enable the ESOT to meet its current obligations. No cash contributions were made by the Company in 2000, 1999 and 1998 and consequently no compensation cost was incurred during 2000, 1999 or 1998. In lieu of contributions prior to 1998, the Company loaned money to the ESOP. At December 31, 1998, $82 of this advance remained outstanding and was recorded as a reduction of shareholders' equity. There was no outstanding receivables to the ESOP at December 31, 2000 and 1999.

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

  The Company had purchased life insurance policies on certain of its executives for which Interep was the beneficiary. Proceeds from these policies were used to partially fund payments under the ESOP for these executives. Such policies had a cash surrender value of $3,023 as of December 31, 1999 which is included in Investments and Other Assets in the accompanying consolidated balance sheet. During 2000, these policies were cancelled.

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)


  As of December 31, 2000 and 1999, the Company's ESOP owned 1,561,454 and 2,419,528 Class B common shares, respectively, representing approximately 18.3% and 23.4%, respectively, of the Company's total shares outstanding, before consideration of common stock equivalents. All shares owned by the ESOP as of December 31, 2000 and 1999 were allocated and earned.

 Stock Growth Plan

  On January 1, 1995, the Company established the Stock Growth Plan, a qualified stock bonus plan through which a portion of qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. The Company, through employee withholdings, makes regular monthly cash contributions to the Stock Growth Plan. For the years ended December 31, 2000, 1999 and 1998, the Company recorded compensation expense of $2,949, $2,672 and $2,521, respectively in relation to these contributions. Contributions to the Stock Growth Plan are used to repurchase shares of Interep Class B common stock from the ESOP and shares held by terminated employees. As of December 31, 2000, the Company had a contribution accrual of $695 due to the Stock Growth Plan. No accrual was required as of December 31, 1999.

  Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants will be made in cash upon termination of employment over a period not to exceed three years. The Stock Growth Plan purchased 290,746 and 494,796 shares from the ESOP in 1999 and 1998, respectively. For the Year Ended December 31, 2000 the Stock Growth Plan purchased 103,000 shares on the open market. The weighted average fair value of stock purchased by the plan during 2000, 1999 and 1998 was $5.76, $5.81 and $4.01, respectively.

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

  A summary of the stock options outstanding during the years ended December 31, 2000, 1999 and 1998 is set forth below:

                                              Number of       Weighted
                                            Shares Subject     Average
                                              to Option    Exercise Price
                                            -------------- --------------
Outstanding and exercisable
 at December 31, 1997 ..................     1,006,831     $   3.07
Granted during 1998, at prices less than
 fair market value .....................     3,291,119         3.99
Redeemed during 1998 ...................       (66,511)        3.91
                                             ----------------------
Outstanding at December 31, 1999 and 1998    4,231,439         3.77
Granted during 2000, repriced in 2000 ..       775,300         2.81
                                             ----------------------
Outstanding at December 31, 2000 .......     5,006,739     $   3.62
                                             ----------------------

Options exercisable at December 31, 1999     4,231,439         3.77
Options exercisable at December 31, 2000     4,485,000         3.72

                       INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information).

  The following table summarizes information regarding the stock options outstanding at December 31, 2000, pursuant to the terms of the Plan:

                           At           Exercise     Remaining
                  December 31, 2000      Price    Contractual Life
                  ------------------    --------  -----------------
                    208,960 .........   $1.56           5 Years
                    313,440 .........    2.77           5 Years
                    417,920 .........    3.91           5 Years
                    835,839 .........    3.80         7.5 Years
                  1,985,119 .........    4.02         7.5 Years
                    470,161 .........    4.20           8 Years
                    775,300 .........    2.81         9.5 Years
                  ---------
                  5,006,739
                  =========

  In April 2000, the Company granted options to purchase 775,300 shares of Class A common stock at an exercise price of $8.77. In December 2000, the Company repriced these options to an exercise price of $2.81 which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has recorded compensation expense of $535 for the year ended December 31, 2000.

  Compensation expense of $753 was recognized in 1998, which represents the difference between the fair market value and the option exercise price on the date of grant. Under generally accepted accounting principles this also resulted in a credit to additional paid in capital.

  The Company has adopted the disclosure provisions of FASB Statement No. 123, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No. 25, in accounting for stock option plans. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates consistent with the disclosure method required in accordance with FASB Statement No. 123, the Company's net income
(loss) and earnings (loss) per share would have been affected as shown in the following pro forma presentation:

Year ended December 31,           2000          1999          1998
----------------------------------------------------------------------
Net income (loss)
   As reported ...........    $  (2,905)    $  (12,178)    $   4,848
   Pro forma .............       (3,877)       (16,756)        3,139

Basic and diluted earnings
(loss) per share
   As reported ...........    $   (0.31)    $    (1.97)    $    0.72
   Pro forma .............    $   (0.42)         (2.71)         0.47


    The weighted average fair value of options granted in 2000 and 1998 of $5.94 and $1.91, respectively, was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: weighted average risk free interest rate of 6.41% and 5.55%, dividend yield of 0%, volatility of 81.6% and 0%, and expected term of 10 years, respectively.

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)



6. Employee Benefit Plans

 Managers' Incentive Compensation Plans

  The Company maintains various managers' incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. The Company provided approximately $4,289, $5,029 and $5,071 for such compensation during 2000, 1999 and 1998, respectively.

 401(k) Plan

  The Company has a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed ninety days of service with the Company. Under the terms of the 401(k) Plan, the Company may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. The Company provided $837, $615 and $892 in the form of cash in 2000, 1999 and 1998, respectively.

 Deferred Compensation Plans

  Certain of Interep's subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 2000, 1999, and 1998, the Company provided compensation expense of $109, $101 and $72, respectively related to these plans. All amounts due under these plans were fully vested as of December 31, 2000 and are recorded as liabilities on the Company's consolidated balance sheet; however, they remain subject to further appreciation/ depreciation upon changes in value (as defined).

  The Company has agreements with several of its employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 2000. The Company provided $164, $189 and $226 in 2000, 1999 and 1998, respectively, for these plans which principally represented interest on the vested benefits.

  In 1994, the Company established a compensation deferral plan for key executives. Participants made a one-time election to defer certain of their compensation and have such amounts contributed to a tax-deferred trust in the form of Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") and Interep common stock. No contributions were made in 2000, 1999 or 1998. The Company redeemed all of the outstanding Series B Preferred Stock and redeemable common stock during 1998. Distributions to participants out of the trust were made in cash. All amounts due to participants under this plan have been fully distributed.

  Other

  The Company has life insurance policies on certain of its executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $1,473 and $1,344 as of December 31, 2000 and 1999, respectively, and offsetting loans of $958 and $873, respectively, which is included in Investments and Other Assets on the accompanying consolidated balance sheets.

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

  Components of the provisions for income taxes are as follows:

                                 Year Ended December 31,
                             ------------------------------
                                2000       1999        1998
                             ------------------------------
Current:
Federal .................    $    --     $  --       $  240
State ...................        197        --          252
Deferred ................     (1,875)     (6,148)     2,954
                             ------------------------------
Total (benefit) provision    $(1,678)    $(6,148)    $3,446
                             ==============================

  A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the income (loss) before income taxes for the periods ended December 31, 2000, 1999 and 1998, is as follows:

                                                             2000       1999      1998
                                                           -------    -------    ------
(Benefit) provision computed at the federal statutory
         rate of 34% ...................................   $(1,558)   $(6,231)   $2,820
State and local taxes, net of federal income tax benefit      (197)      (946)      292
Nondeductible travel and entertainment expense .........       256        204       303
Nondeductible insurance premiums .......................       257         53      (102)
Other ..................................................      (173)      (280)      133
Valuation allowance ....................................      (263)     1,052       --
                                                           -------    -------    ------
Total ..................................................   $(1,678)   $(6,148)   $3,446
                                                           =======    =======    ======

   Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

                                                         December 31,
                                                       2000       1999
                                                     ------------------
Deferred tax assets:
Depreciation and amortization ....................   $ 2,439    $ 1,966
Accruals not currently deductible for tax purposes     2,376      3,202
Consolidated net operating loss carryforward .....     8,314      7,200
Other ............................................     1,086        676
                                                     -------    -------
                                                      14,215     13,044
                                                     -------    -------
Deferred tax liabilities:
Buyout receivable ................................     4,786      4,439
Unamortized representation contracts .............     6,465      7,450
Other ............................................       300        103
                                                     -------    -------
Net deferred tax asset ...........................     2,664      1,052
Valuation allowance ..............................      (789)    (1,052)
                                                     -------    -------
Net deferred tax asset ...........................   $ 1,875    $   --
                                                     =======    =======

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)



     The net deferred tax asset as of December 31, 2000 is included in Investments and Other Assets on the accompanying consolidated balance sheet. As of December 31, 2000 and 1999, the Company had an accrued tax liability of $143 and a refund receivable of $189, respectively, on its books. The Company has a tax net operating loss of $8,314 as of December 31, 2000 that expires in 2019 through 2020.

8. Long-Term Debt

  Long-term debt at December 31, 2000 and 1999, includes the following:

                              2000       1999
                            --------   --------
Senior subordinated notes   $ 99,000   $100,000
Less-Current portion ....       --         --
                            --------   --------
                            $ 99,000   $100,000
                            ========   ========

  On July 2, 1998, the Company issued (the "Offering") $100,000,000 aggregate principal amount of 10.0% Senior Subordinated Notes (the "Notes") due on July 1, 2008. The Notes are general unsecured obligations of the Company, and the indenture agreement for the Notes stipulates, among other things, restrictions on incurrence of additional indebtedness, payment of dividends, repurchase of equity interests (as defined), creation of liens (as defined), transactions with affiliates (as defined), sale of assets or certain mergers and consolidations. The Notes bear interest at the rate of 10.0% per annum, payable semiannually on January 1 and July 1. The Notes are subject to redemption at the option of the Company, in whole or in part, at any time after July 1, 2003. In addition, at any time and from time to time prior to July 1, 2001, the Company may redeem up to an aggregate of 30% in principal amount of Notes originally issued under the indenture agreement at a redemption price equal to 110.0% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings (as defined). All of the Company's subsidiaries are guarantors of these Notes and all guarantor subsidiaries are wholly owned by the Company. The guarantee is full, unconditional, joint and several with other guarantor subsidiaries. The Company has no other assets or operations separate from its investment in the subsidiaries. In July 2000, the Company repurchased $1 million in principal of the Notes in an open market transaction.

   The Company capitalized $4,689 of the costs incurred in the Offering of which, $472, $468 and $205 has been expensed in 2000, 1999 and 1998, respectively.

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

Accretion of the Series A Preferred Stock in 1998 was $457. Accretion of the Series B Preferred Stock in 1998 was $35. Dividends-in-kind on the Series A Preferred Stock in 1998 were $372 (consisting of 372 shares). Dividends-in-kind on the Series B Preferred Stock for 1998 were $70 (consisting of 70 shares).

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)


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

     The Company had traditionally repurchased the shares of its common stock held by departing employees outside the ESOP at a price equal to the then independently appraised value. During 1999 and 1998, in connection with employee terminations, the Company repurchased 172 and 150,347 shares of common stock, respectively, at a price equal to the then fair market value of the shares. During 2000, primarily in connection with employee terminations, 209,976 shares of Class B common stock, held by the ESOP and Stock Growth Plans, were converted into Class A common stock.

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

  On March 31, 2000, the Board of Directors of the Company authorized a program to repurchase up to 1,000,000 shares of its Class A common stock in open market transactions. On May 1, 2000, the Board of Directors authorized an additional 1,000,000 shares to be repurchased at the Company's discretion based upon market conditions. As of December 31, 2000, 1,825,000 shares had been repurchased and retired under this program for an aggregate cost of $10,546.

11. Related Party Transactions

  Since December 1979, the Company has leased from a trust, of which one of its executives is an income beneficiary and one of its executives is the trustee, a building which is used by the Company for training sessions and management meetings. The current lease expires on December 31, 2009 and provides for a base annual rental which is adjusted each year to reflect inflation and actual usage. Total lease expense was $78, $74, and $74 in 2000, 1999 and 1998, respectively.

  In 1999, the Company acquired Interep Interactive, an internet representation firm, from one of its executives for $50 and a warrant to acquire 20% of this subsidiary for $30 expiring in 2025.

  As of December 31, 2000 and 1999, an executive was indebted to the Company in the total amount of $150 and $300, respectively, by execution of promissory notes payable to the Company bearing interest at a fluctuating rate equal to the prime commercial lending rate plus 1%.

  In 1997, the Company entered into an agreement with Media Financial Services, Inc., an affiliate of one of the Company's executives, whereby Media Financial Services provides financial and accounting services to the Company. The fee for these services amounted to approximately $3,000, $2,800 and $2,600 in 2000, 1999 and 1998, respectively.

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)


  The Company believes the terms of the arrangements relating to the building rental, indebtedness and accounting services are at least comparable to, if not more favorable for the Company, than the terms which would have been obtained in transactions with unrelated parties.

12. Commitments and Contingencies

  At December 31, 2000, the Company was committed under operating leases, principally for office space, which expire at various dates through 2009. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $4,937, $4,613 and $4,292 in 2000, 1999 and 1998, respectively. The noncash portion of rent expense was $254, $222 and $114 for 2000, 1999 and 1998, respectively. Future minimum rental commitments under noncancellable leases are as follows:

2001 ......... $4,270
2002 .........  4,363
2003 .........  4,128
2004 .........  4,081
2005 .........  2,260
Thereafter ...  3,813

The Company has long term representation contract buyouts payable due over the next five years, as follows:

December 31,
2001 ......... $36,116
2002 .........  16,384
2003 .........   8,404
2004 .........   5,120
2005 .........   2,158
Thereafter ...   2,053

  The Company has employment agreements with certain of its officers and employees for terms ranging from three to six years with annual compensation aggregating approximately $1,600. These agreements include escalation clauses (as defined) and provide for certain additional bonus and incentive compensation.

   The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

   In 2000, certain clients of the Company were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. The Company has agreed to indemnify its clients from and against any loss, liability, cost or expense incurred in the actions. Management believes the defendants have meritorious factual and legal defenses to the actions and intends to vigorously defend the claims.

   In December 1999, the Company's representation agreement with Clear Channel Communications was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel's alleged breach of contract of its national sales representation agreement with the Company. As of December 31, 2000, the Company had $6.6 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyout payables resulting from the purchase of the Clear Channel representation agreement in 1996. Management believes that the deferred costs will be realized and the buyout payables will be assumed as part of the outcome of this action.

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)


13. Supplemental Information

  Interest expense is shown net of interest income of $2,671, $693 and $864 in 2000, 1999 and 1998, respectively.

  One broadcast group contributed approximately 29.0% of the Company's total revenues in each year of 2000, 1999 and 1998, respectively. No other client group contributed revenues in excess of 10.0% in 2000, 1999 and 1998.

  In 2000 and 1999, contract buyout receivables from one group of radio rep firms represented $11,980 and $10,858, respectively, of the Company's total contract buyout receivables.

14. Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                              December 31,
                                     2000                    1999
                             -------------------     ---------------------
                             Carrying  Estimated     Carrying   Estimated
                              Amount  Fair Value      Amount    Fair Value
                             -------- ----------     --------   ---------
Assets:
Cash and cash equivalents    $ 23,681   $ 23,681     $ 66,725    $ 66,725

Liabilities:
Long-term debt ..........      99,000     74,250      100,000      97,500


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

  The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 2000. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                       INTEREP NATIONAL RADIO SALES, INC.

                     (in thousands except share information)


15. Guarantor Subsidiaries

  Effective January 1, 2000, the Company transferred all of its operations to its wholly-owned subsidiaries. Accordingly, the financial information previously provided for guarantor subsidiaries is no longer meaningful or required, as the guarantor subsidiaries' results of operations are the same as the Company's consolidated results of operations.


16. Quarterly Financial Information (Unaudited)


2000 Quarter Ended                     March 31    June 30    Sept. 30     Dec. 31       Year
------------------                     --------    -------    --------     -------     -------

Commission revenues                    $20,106     $26,888     $27,186     $26,419     $100,599
Contract termination revenue               810           7       1,529       4,825        7,171
                                       -------     -------    --------     -------     --------
Total Revenues                          20,916      26,895      28,715      31,244      107,770
Operating expenses                      24,063      26,980      27,509      25,627      104,179
Operating (loss) income                 (3,147)        (85)      1,206       5,617        3,591
Net (loss) income                      $(2,936)    $(1,338)     $ (694)     $2,063     $ (2,905)

Basic earnings (loss) per share         $(0.28)     $(0.14)     $(0.08)      $0.24       $(0.31)
Diluted earnings (loss) per share       $(0.28)     $(0.14)     $(0.08)      $0.23       $(0.31)


1999 Quarter Ended                     March 31    June 30     Sept. 30    Dec. 31       Year
------------------                     --------    -------     --------    -------     --------

Commission revenues                    $17,511     $24,194     $26,797     $28,038     $ 96,540
Contract termination revenue             2,505       1,237       2,609         487        6,838
                                       -------     -------     -------     -------     --------
Total Revenues                          20,016      25,431      29,406      28,525      103,378
Operating expenses                      26,747      25,312      30,001      29,431      111,491
Operating (loss) income                 (6,731)        119        (595)       (906)      (8,113)
Net loss                               $(5,377)    $(1,363)    $(2,788)    $(2,650)    $(12,178)


Basic and diluted loss per share        $(0.91)     $(0.23)     $(0.47)     $(0.39)      $(1.97)


                                                                     Schedule II

                       INTEREP NATIONAL RADIO SALES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                         Additions
                                        Balance at       charged to                      Balance
                                        beginning of     costs and                       at end of
                                        period           expenses       Deductions       period
                                       ---------------------------------------------------------------
December 31, 1998
Allowance for Doubtful Accounts          $1,220           1,227            (821)          $1,626

December 31, 1999
Allowance for Doubtful Accounts          $1,626           1,534          (1,002)          $2,158
Valuation Allowance on Deferred
  Tax Assets                             $ --             1,052            --             $1,052

December 31, 2000
Allowance for Doubtful Accounts          $2,158             325            (543)          $1,940
Valuation Allowance on Deferred
  Tax Assets                             $1,052            --              (263)          $  789

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 2, 2001

                                     INTEREP NATIONAL RADIO SALES, INC.


                                     By: /s/ Ralph C. Guild
                                         ---------------------------------------
                                         Ralph C. Guild

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

              Signature                                 Title                                  Date


/s/ Ralph C. Guild                        President, Chief Executive Officer,              April 2, 2001
-----------------------------------       Chairman of the Board and Director
    Ralph C. Guild


/s/ Marc G. Guild                         President, Marketing Division; Director          April 2, 2001
-----------------------------------
    Marc G. Guild


/s/ William J. McEntee, Jr.               Vice President and Chief Financial Officer       April 2, 2001
-----------------------------------       (Principal Financial and Accounting Officer)
    William J. McEntee, Jr.


/s/ Leslie D. Goldberg                    Director                                         April 2, 2001
-----------------------------------
    Leslie D. Goldberg

/s/ Jerome S. Traum                       Director                                         April 2, 2001
-----------------------------------
    Jerome S. Traum

/s/ Howard J. Brenner                     Director                                         April 2, 2001
-----------------------------------
    Howard J. Brenner