Form 10-K/A
period 2000-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2001-04-30
CIK 796735

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

                Title of Each Class                       Name of Each Exchange
                -------------------                        on Which Registered
                                                           -------------------

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

Yes      [X]      No       [_]


(continued on next page)     Page 1 of 14 Pages

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

                  The number of shares of the registrant's Common Stock outstanding as of the close of business on April 26, 2001, was 4,628,598 shares of Class A Common Stock, and 3,887,031 shares of Class B Common Stock.

                  The registrant hereby amends Items 10, 11, 12 and 13 of its annual report on Form 10-K, filed on April 2, 2001, to read as follows:

================================================================================

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain information regarding our executive officers is set forth in Item 1 under the caption "Executive Officers." Such information for our directors who are not executive officers is set forth below.

                           Name                   Age
                           ----                   ---
Leslie D. Goldberg..........................      58
Jerome S. Traum.............................      65
Howard M. Brenner...........................      67

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

                  Howard M. Brenner has served as a director of Interep since December 1999. In 1990, Mr. Brenner founded Brenner Securities Corporation, Inc., a brokerage firm, and is its Chief Executive Officer and Chairman of the Board of Directors. Prior to 1990, Mr. Brenner served as President of Drexel Burnham Group, Inc. Mr. Brenner is a director of Translux Corporation.

Section 16(A) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of our common stock on Forms 3, 4 and 5, and to furnish us with copies of all such forms they file. Based on a review of the copies of such forms furnished to us, we believe that all of our officers, directors and greater than 10% beneficial owners filed all such forms that were required to be filed during or with respect to 2000, except that a number of reports were not timely filed. Messrs. Ralph Guild, Marc Guild, McEntee, Goldberg, Brenner, Yaguda and Parra filed Forms 5 after the due date, reporting one transaction in each case, except that Ralph Guild reported two transactions. Mr. Brenner filed one Form 4 after the due date, reporting one transaction. Messrs. Yaguda and Parra are no longer employed by us. Our Stock Growth Plan and Employee Stock Ownership Plan filed five Forms 4 and three Forms 4, respectively, after the due date, respectively reporting totals of 10 and 7 transactions, and filed Forms 5 after the due date, respectively reporting 2 and 16 transactions.

Item 11.          EXECUTIVE COMPENSATION

Committees Of The Board Of Directors

                  Interep's Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends the annual engagement of Interep's auditors and the terms of that engagement and reviews the scope of the auditors' audit and non-audit assignments, the accounting principles to be used by Interep in financial reporting, Interep's internal financial auditing procedures, the adequacy of Interep's internal control procedures, the independence of the auditors, the annual and quarterly financial statements and the results of the auditors' annual audit and quarterly reviews. The Compensation Committee determines officers' salaries and bonuses and administers Interep's Stock Option Plan. The members of each of the Audit Committee and the Compensation Committee are Jerome Traum and Howard Brenner.

Director Compensation

                  Each director who is not an employee is entitled to an annual fee of $25,000 for all services as a director, including attendance at meetings of the Board of Directors and its committees, plus reimbursement of related reasonable out-of-pocket expenses. Other directors do not receive compensation for their services as directors, but are reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending such meetings.

Executive Compensation

                  The following table shows compensation for services rendered in all capacities to Interep for the years ended December 31, 2000, 1999 and 1998 by the following executive officers: the Chief Executive Officer and Interep's four most highly compensated executive officers other than the Chief Executive Officer.

                           Summary Compensation Table

                                           Annual Compensation                 Long-Term Compensation
                                   -----------------------------------   -----------------------------------
                                                                                 Awards            Payouts
                                                                         ----------------------   -----------
                                                                         Restricted  Securities

                                                         Other Annual     Stock      Underlying     LTIP      All Other
Name and Principal                 Salary      Bonus     Compensation    Award(s)    Options/     Payouts   Compensation
Position                     Year    ($)        ($)           ($)           ($)      SARs(#)(1)      ($)       ($)(2)
------------------------     ----  --------    --------  ------------    --------    ----------   --------  ------------

Ralph C. Guild               2000  $909,969    $531,279   $104,583(3)       --        125,000          --        $20,281
  Chairman of the Board      1999   910,898     695,000    104,583(3)       --             --          --         18,902
  and Chief Executive        1998   910,659     215,000    104,583(3)       --       1,932,879         --         19,141
  Officer

Marc G. Guild                2000  $344,969    $186,100           --        --         40,000          --        $20,281
  President, Marketing       1999   335,890     166,816           --        --             --          --         18,902
  Division                   1998   315,659     126,000           --        --        313,440          --         19,141

William J. McEntee, Jr.      2000  $111,622     $30,000           --        --         40,000          --        $11,978
  Vice President and         1999   111,438          --           --        --             --          --         12,162
  Chief Financial            1998   111,223          --           --        --        417,920          --          9,855
  Officer (4)

Stewart Yaguda, former       2000  $125,260     $44,100           --        --          5,000          --        $19,606
  President, Interep         1999   125,898      41,979      $27,500(6)     --             --          --         18,902
  Marketing Group(5)         1998   125,659      65,000      $27,500(6)     --        208,960          --         19,141

Charles Parra, former        2000  $129,530   $      --           --        --          5,000          --        $11,120
  Chief Technology           1999   114,992      17,500           --        --             --          --         11,673
  Officer (5)                1998   108,865       5,000           --        --             --          --         11,840

(1) The Company did not award any stock appreciation rights ("SARs") during 2000.

(2) Includes amounts contributed by Interep on behalf of Messrs. Ralph Guild, Marc Guild, McEntee, Yaguda and Parra to the Stock Growth Plan of $15,031, $15,031, $8,378, $14,740 and $10,470, respectively, for 2000, $14,102,
     $14,102, $8,562, $14,102 and $11,008, respectively, for 1999; and $14,341,
     $14,341, $8,777, $14,341 and $11,135, respectively, for 1998. Also includes amounts contributed by Interep on behalf of such persons to Interep's 401(k) Plan of $5,250, $5,250, $3,600, $4,866 and $650, respectively, for
     2000; $4,800, $4,800, $3,600, $4,800 and $665, respectively, for 1999; and
     $4,800, $4,800, $1,078, $4,800 and $705, respectively, for 1998.

(3) Represents payments under a supplemental income agreement. See "Employment Contracts," below.

(4) Mr. McEntee serves in such capacities pursuant to a Services Agreement between Interep and Media Financial Services, Inc. See
     Item 13.

(5) Messrs. Yaguda's and Parra's employment with the Company terminated in the last quarter of 2000.

(6) Represents contributions made by the Company pursuant to a compensation deferral arrangement.

                        Option Grants in Last Fiscal Year

    Interep granted the following options to executive officers during 2000:

                                                                                                     Potential Realizable
                                                                                                       Value At Assumed
                                                                                                     Annual Rate of Stock
                                                                                                    Price Appreciation For
                                       Individual Grants                                                Option Term(1)
------------------------------------------------------------------------------------------------    ------------------------
                                                   Percent of
                                  Number of           Total
                                  Securities      Options/SARs     Exercise
                                  Underlying       Granted to       or Base
                                 Options/SARs     Employees In       Price       Expiration
            Name                Granted (#)(2)     Fiscal Year      ($/sh)           Date                5% ($)    10% ($)
----------------------------    --------------    --------------   ---------   ---------------        ----------  ----------


Ralph C. Guild.............          125,000(3)        16.1%        $2.81(5)   April 25, 2010         $220,899    $559,802
Marc C. Guild..............           40,000(3)         5.2%         2.81(5)   April 25, 2010           70,688     179,137
William J. McEntee.........           40,000(3)         5.2%         2.81(5)   April 25, 2010           70,688     179,137
Stewart Yaguda.............         5,000(3)(4)         0.6%         2.81(5)       --(4)              8,836(4)   22,392(4)
Charles Parra..............         5,000(3)(4)         0.6%         2.81(5)       --(4)              8,836(4)   22,392(4)

(1) These columns show the gains the option holders could realize if Interep's common stock appreciates at a 5% or 10% rate. These growth rates are arbitrary assumptions specified by the SEC, not Interep's predictions.

(2)      The Company did not grant any SARs during 2000.

(3) The options granted vest in equal installments over three years, with the first third vesting on the first anniversary of the date of the option grant, the second third vesting on the second anniversary, and the final third vesting on the third anniversary. The options fully vest in the event of a change in control of the Company.

(4) Following the termination of Messrs. Yaguda's and Parra's employment in 2000, the options granted to them in April 2000 terminated.

(5) The options were granted to the executive officers in April 2000 at an exercise price of $8.77 per share. In December 2000, the Compensation Committee of the Board of Directors decreased the exercise price of these options, together with all options granted to other employees in April 2000, to $2.81 per share.

           Aggregated Option Exercises in Last Fiscal Year and Fiscal
                             Year End Option Values

                  The following table sets forth, as to each executive officer, the status of their options at the end of fiscal 2000. No options were exercised by any of them during fiscal 2000.

                                                                            Number Of                       In-The-Money
                                                                       Unexercised Options/                Options/SARs At
                                                                   SARs At Fiscal Year End (#)           Fiscal Year End ($)
                                                                 ---------------------------------   -----------------------------
                                     Number Of
                                       Shares        Value
                                      Acquired      Realized
      Name                          On Exercise        ($)       Exercisable    Non-exercisable   Exercisable     Non-exercisable
--------------------------------  ----------------- ---------   -------------  ------------------ -------------  ------------------

Ralph C. Guild.................          --             --        2,559,759          125,000        $557,923          $86,250
Marc G. Guild..................          --             --          417,920           40,000         $76,270          $27,600
William J. McEntee, Jr.........          --             --          417,920           40,000           $   0          $27,600
Stewart Yaguda(1)..............          --             --          208,960               --           $   0               --
Charles Parra(1)...............          --             --               --               --              --               --
-------------
(1) Messrs. Yaguda's and Parra's employment with Interep was terminated in the last quarter of 2000.



                              Employment Contracts

                  Ralph Guild is employed as our Chairman of the Board and Chief Executive Officer under an employment agreement. The term of this agreement runs through February 29, 2006 and is automatically extended for an additional year each March 1 unless either we or Ralph Guild notifies the other on or before February 1 of the same year of our or his election not to extend the agreement. Ralph Guild receives a base salary of not less than $925,000 per year, plus any bonus, incentive or other types of additional compensation which our Board of Directors determines to pay. Further, he is entitled to receive annual incentive compensation based on increases in our Adjusted EBITDA. If Adjusted EBITDA for any year is greater than the Adjusted EBITDA for the previous year, Ralph Guild will be entitled to a bonus equal to a percentage of his base salary equal to two times the percentage increase of Adjusted EBITDA for such year over the higher of Adjusted EBITDA for the prior year and the highest Adjusted EBITDA for any prior year back to 1998. If we elect not to extend the term of the agreement, we are required to retain Ralph Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

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

                  Marc Guild is employed as our President, Marketing Division under an employment agreement. The term of this agreement runs through March 31, 2006, and is automatically extended for an additional year each April 1 unless either we or Marc Guild notifies the other on or before March 1 of the same year of our or his election not to extend the agreement. Under the agreement, Marc Guild receives a base annual salary of $360,000 and a minimum incentive amount of $90,000 per year, which is payable by us only if we achieve certain financial or other goals set at the beginning of each year. The agreement also provides that if his employment is terminated because of his permanent disability, Marc Guild is entitled to payments equal to 75% of his then current salary plus 75% of his then current incentive bonus, less any income disability benefits that he may receive or to which he may be entitled, for the duration of the term of the agreement. If his employment is terminated because of his death or by Marc Guild for cause, he is entitled to his then current salary, plus 75% of his then current incentive bonus, and in addition, if he terminated his employment for cause, he is entitled to payment of the consulting fees that would have been payable if his employment had not been terminated. If we elect not to extend the term of the agreement, we are required to retain Marc Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

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

           Compensation Committee Interlocks and Insider Participation

                  For the fiscal year ended December 31, 2000, the entire Board of Directors determined executive officer compensation. Two members of the Board of Directors, Ralph

Guild and Marc Guild, are officers of Interep, and have participated in certain transactions with Interep during 2000. See Item 13.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information concerning the beneficial ownership of our common stock held on April 26, 2001 by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

                  The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Shares of common stock subject to options that are currently exercisable, or exercisable within 60 days of April 30, 2001, are deemed to be beneficially owned by the person holding the options for the purpose of computing that person's percentage ownership, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares these powers with his or her spouse) with respect to the shares shown as beneficially owned.

                  As of April 26, 2001, there were 4,628,598 shares of Class A common stock and 3,887,031 shares of Class B common stock outstanding. Only qualified holders, that is, members of our Board of Directors, our active employees, the controlled affiliates, spouses, estates or personal representatives of directors and employees, and our employee benefit plans, including the Employee Stock Ownership Plan and the Stock Growth Plan, may hold Class B common stock. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically under certain circumstances. Each share of the Class B Common Stock is entitled to 10 votes per share in all matters presented to the shareholders, except for certain amendments to the Restated Certificate of Incorporation, certain "going private" transactions and as otherwise required by applicable law. The shares of Class A Common Stock are entitled to one vote per share on all matters.


                                                               Amount and Nature of
                                                               Beneficial Ownership           Percent of
                 Name and Address of                     -------------------------------     Total Voting
                  Beneficial Owner                         Number            Percent             Power
-----------------------------------------------------    ------------     --------------     --------------
5% Beneficial Owners

Interep National Radio Sales, Inc. Stock .........    1,862,192             21.9%            40.7%
    Growth Plan and Trust (1)
    c/o Interep National Radio Sales, Inc.
    100 Park Avenue
    New York, New York 10017
Interep National Radio Sales, Inc. Employee..........    1,441,878             16.9%            33.1%
    Stock Ownership Plan and Trust (1)
    c/o Interep National Radio Sales, Inc.
    100 Park Avenue
    New York, New York 10017
Wellington Management Company, LLP (2)...............      875,000             10.3%             2.0%
    75 State Street
    Boston, Massachusetts 02109
Gilder, Gagnon, Howe & Co. LLC (3)...................      858,360             10.1%             2.0%
    1775 Broadway, 26th Floor
    New York, New York 10019
Franklin Resources, Inc. (4).........................      540,000              6.3%             1.2%
    777 Mariners Island Boulevard
    San Mateo, California 94404
State Street Research & Management...................
    Company (5)                                            515,600              6.1%             1.2%
    One Financial Center, 30th Floor
    Boston, Massachusetts 02111-2690

Officers & Directors

Ralph C. Guild (1)(6)(7).............................    3,160,702             28.4%            45.5%
Marc G. Guild (1)(6)(8)..............................      565,467              6.3%            11.8%
William J. McEntee, Jr. (1)(9).......................      435,863              4.9%             9.1%
Leslie D. Goldberg (10)..............................       53,907              *                1.2%
Jerome S. Traum (11).................................        1,667              *                *
Howard J. Brenner (12)...............................        2,167              *                *

All Directors  and  Executive  Officers as a Group (6
Persons) (1)(7)(8)(9)(10)(11)(12)                        4,219,773             35.1%            53.6%


*        Less than 1%

(1) The shares shown in this table as being owned beneficially by Messrs. Ralph Guild, Marc Guild and McEntee and by all directors and executive officers as a group include shares owned by the ESOP and the Stock Growth Plan and allocated to plan accounts maintained for such persons. As of March 27, 2001, the combined number of shares allocated by such plans to such persons was as follows: Ralph Guild, 308,629 shares; Marc Guild, 70,900 shares; William J. McEntee, Jr., 4,610 shares and all directors and executive officers as a group, 384,139 shares. ESOP and Stock Growth Plan participants have the right to direct the votes of the shares allocated to them with respect to certain significant matters submitted to a vote of stockholders, although the trustees of the ESOP and Stock Growth Plan have the authority to vote all shares held by such plans in their discretion with regard to all other matters, including the election of directors. Ralph Guild, Leslie Goldberg and Marc Guild are the trustees of the ESOP and the Stock Growth Plan.

(2) Reflects shares beneficially owned as of February 13, 2001, according to a statement on Schedule 13G/A, filed on behalf of Wellington Management Company, LLP.

(3) Reflects shares beneficially owned as of February 6, 2001, according to a statement on Schedule 13G, filed on behalf of Gilder, Gagnon & Howe
         & Co.

(4) Reflects shares beneficially owned as of February 8, 2001, according to a statement on Schedule 13G/A, filed on behalf of Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc.

(5) Reflects shares beneficially owned as of February 14, 2001, according to a statement on Schedule 13G, filed on behalf of State Street Research & Management Company.

(6) Ralph Guild and Marc Guild are father and son and each disclaims beneficial ownership of the other's holdings.

(7) Includes currently exercisable options granted to Ralph Guild in (a) 1988 to purchase 208,960 shares of common stock at an exercise price of $1.56 per share, (b) 1991 to purchase 208,960 shares at an exercise price of $2.77 per share, (c) 1995 to purchase 208,960 shares at an exercise price of $3.91 per share, (d) June 1998 to purchase 626,880 shares at an exercise price of $3.80 per share, (e) July 1998 to purchase 1,253,759 shares at an exercise price of $4.02 per share, (f) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share and (g) April 2000 to purchase 41,667 shares at an exercise price of $2.81 per share. Excludes options granted to Mr. Guild in April 2000 to acquire 83,333 shares at an exercise price of $2.81 per share, which options are not currently exercisable. The options referred to in clauses (a), (b) and (c) expire in December 2005 and the options referred to in clauses (d), (e), (f) and (g) expire in June 2008, July 2008, December 2008 and April 2010, respectively. Mr. Guild transferred the options granted to him in April 2000 to a limited partnership for the benefit of his children, of which he is the sole general partner.

(8) Includes currently exercisable options granted to Marc Guild in (a) 1991 to purchase 104,480 shares of common stock at an exercise price of $2.77 per share, (b) June 1998 to purchase 104,480 shares at an exercise price of $3.80 per share, (c) July 1998 to purchase 208,960 shares at an exercise price of $4.02 per share and (d) April 2000 to purchase 13,333 shares at an exercise price of $2.81 per share. These options expire in December 2005, June 2008, July 2008 and April 2010, respectively. Excludes options granted to Mr. Guild in April 2000 to acquire 26,667 shares at an exercise price of $2.81 per share, which options are not currently exercisable.

(9) Includes currently exercisable options granted to Mr. McEntee in (a) June 1998 to purchase 104,480 shares of common stock at an exercise price of $3.80 per share, (b) July 1998 to purchase 313,440 shares at an exercise price of $4.02 per share and (c) April

         2000 to purchase 13,333 shares at an exercise price of $2.81 per share. Such options will expire in June 2008, July 2008 and April 2010, respectively. Excludes options granted to Mr. McEntee in April 2000 to acquire 26,667 shares at an exercise price of $2.81 per share, which options are not currently exercisable.

(10) Includes currently exercisable options granted to Mr. Goldberg in (a) December 1998 to purchase 52,240 shares of common stock at an exercise price of $4.20 per share and (b) April 2000 to purchase 1,667 shares at an exercise price of $2.81 per share. Excludes options granted in April 2000 to acquire 3,333 shares at an exercise price of $2.81 per share, which options are not currently exercisable. The options will expire in December 2008 and April 2010, respectively.

(11) Includes currently exercisable options granted to Mr. Traum in April 2000 to purchase 1,667 shares of common stock at an exercise price of $2.81 per share. Excludes options granted in April 2000 to acquire 3,333 shares at an exercise price of $2.81 per share, which options are not currently exercisable. The options will expire in April 2010.

(12) Includes currently exercisable options granted to Mr. Brenner in April 2000 to purchase 1,667 shares of common stock at an exercise price of $2.81 per share. Excludes options granted in April 2000 to acquire 3,333 shares at an exercise price of $2.81 per share, which options are not currently exercisable. The options will expire in April 2010.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Interep has retained Media Financial Services, Inc. ("Media"), which is wholly-owned by our Vice President and Chief Financial Officer William
J. McEntee, to provide financial and accounting services for Interep and its subsidiaries. These services include the preparation of monthly, quarterly and annual financial statements, the preparation and filing of all required federal, state and local tax returns and all billing, accounts receivable, accounts payable and collections functions. The term of the agreement runs through May 31, 2007 and, beginning in 2002, will be automatically extended for an additional year each June 1 unless either we or Media notifies the other on or before April 30 of the same year of our or its election not to extend the agreement. Interep paid Media a fee of approximately $3 million in 2000 for its services. The annual fees for Media's services over the following seven years of the agreement increase from approximately $3.1 million to approximately $4.2 million. Under the services agreement, Mr. McEntee is in charge of all services rendered by Media to Interep and also serves as our Vice President and Chief Financial Officer for an annual salary of $120,000 in 2000, $160,000 in 2001 and $200,000 thereafter. The agreement with Media provides that if there is a change in control of Interep, both Interep and Media will have the right to terminate the agreement. Upon such termination, Interep will pay Media a lump sum equal to 50% of the aggregate amount that would otherwise be payable to Media and Mr. McEntee pursuant to the agreement through the then established end of the agreement's term, plus any amounts payable by Media to its landlord for its principal offices in order to obtain the early termination of its lease.

                  Since December 1979, Interep has leased a building from a trust of which Ralph Guild is the income beneficiary, Marc Guild is the trustee and Marc Guild, Adam Guild and their siblings are residual beneficiaries. We use the building from time to time for training sessions and management meetings. The lease expires on December 31, 2009 and provides for base annual rentals increasing from $78,000 per year to $102,000 per year over the term of the lease, subject to adjustment for actual usage. Interep also leases an apartment in New York City from a partnership of which Marc Guild, Adam Guild and their siblings are limited partners. The apartment is for the use of visiting Interep employees, including Ralph Guild, when they are working in the New York office. The lease expires on January 31, 2009, and provides for annual rent of $120,000, subject to increase for up to 50% of any increases in applicable real estate taxes and common charges. Interep believes the terms of these lease arrangements are at least comparable to, if not more favorable to Interep than, the terms which would have been obtained in transactions with unrelated parties. Interep intends to continue these or other arrangements in the future as long as it believes each transaction is more beneficial to Interep than using an unrelated provider. Adam Guild and Phillip Brown, who are Ralph Guild's son and son-in-law, respectively, are also employees.

                  In June 1998, we disposed of our non-radio rep firm subsidiary, Corporate Family Network, Inc., or CFN. The results of operations of CFN had resulted in immaterial losses since its inception. We sold CFN to Ralph Guild for a purchase price of $200,000, which was our estimate of the net fair market value of CFN, payable $50,000 in cash and $150,000 by execution and delivery by Mr. Guild of a promissory note payable in three annual installments of $50,000 each and bearing interest at a fluctuating rate equal to the prime rate of BankBoston, N.A., plus one percent. Ralph Guild has paid all amounts payable under the promissory note through the date hereof.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

                                INTEREP NATIONAL RADIO SALES, INC.



April 30, 2001                  By:  /s/ Ralph C. Guild
                                   ---------------------------------------------
                                Ralph C. Guild
                                President and Chief Executive Officer and
                                Chairman of the Board (principal executive
                                officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                Date
    /s/ Ralph C. Guild    President, Chief Executive Officer,  April 30, 2001
------------------------  Chairman Of The Board And Director
Ralph C. Guild

         *                President, Marketing Division;       April 30, 2001
------------------------  Director
Marc G. Guild

         *                Vice President And Chief Financial   April 30, 2001
------------------------
William J. McEntee, Jr.   Officer (Principal Financial And
                          Accounting Officer)

         *                Director                             April 30, 2001
------------------------
Leslie D. Goldberg

         *                Director                             April 30, 2001
------------------------
Jerome S. Traum

         *                Director                             April 30, 2001
------------------------
Howard M. Brenner

*By:  /s/ Ralph C. Guild
    --------------------
    Ralph C. Guild
    Attorney-In-Fact