Form 10-Q
period 2001-03-31
INTEREP NATIONAL RADIO SALES INC
filed 2001-05-15
CIK 796735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from       to

                        Commission file number 000-28395

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

      (Registrant's telephone number, including area code) (212) 916-0700

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

   The number of shares of the registrant's Common Stock outstanding as of the close of business on May 11, 2001, was 4,628,598 shares of Class A Common Stock, and 3,887,031 shares of Class B Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $  6,900     $ 23,681
  Marketable securities...............................    10,043        9,965
  Receivables, net of allowance for doubtful accounts
   of $1,773 and $1,940, respectively.................    25,743       33,810
  Representation contract buyouts receivable..........     4,555        5,266
  Current portion of deferred representation contract
   costs..............................................    43,983       44,240
  Prepaid expenses and other current assets...........     1,326        1,075
                                                        --------     --------
    Total current assets..............................    92,550      118,037
Fixed assets, net.....................................     4,916        5,046
Deferred representation contract costs................    69,200       71,532
Representation contract buyouts receivable............     6,401        6,718
Investments and other assets..........................    24,291       20,211
                                                        --------     --------
    Total assets......................................  $197,358     $221,544
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...............  $  9,147     $ 16,121
  Accrued interest....................................     2,475        4,950
  Representation contract buyouts payable.............    34,729       36,116
  Accrued employee-related liabilities................     1,607        6,216
                                                        --------     --------
    Total current liabilities.........................    47,958       63,403
                                                        --------     --------
Long-term debt........................................    99,000       99,000
                                                        --------     --------
Representation contract buyouts payable...............    31,466       34,119
                                                        --------     --------
Other noncurrent liabilities..........................     4,319        4,452
                                                        --------     --------
Shareholders' equity:
  Class A common stock $0.01 par value--20,000,000
   shares authorized, 4,628,598 and 4,614,143 shares
   issued and outstanding at March 31, 2001
   and December 31, 2000, respectively................        46           46
  Class B common stock, $0.01 par value--10,000,000
   shares authorized, 3,887,031 and 3,901,486 shares
   issued and outstanding at March 31, 2001
   and December 31, 2000, respectively................        39           39
Additional paid-in-capital............................    36,238       35,888
Accumulated deficit...................................   (21,708)     (15,403)
                                                        --------     --------
    Total shareholders' equity........................    14,615       20,570
                                                        --------     --------
    Total liabilities and shareholders' equity........  $197,358     $221,544
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

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                  (unaudited)

                                                              For the Three
                                                                 Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Commission revenues........................................ $ 16,608  $ 20,106
Contract termination revenue...............................       69       810
                                                            --------  --------
Total revenues.............................................   16,677    20,916
                                                            --------  --------
Operating expenses:
Selling expenses...........................................   14,964    15,564
General and administrative expenses........................    3,180     2,907
Depreciation and amortization expense......................    6,507     5,592
                                                            --------  --------
Total operating expenses...................................   24,651    24,063
                                                            --------  --------
Operating loss.............................................   (7,974)   (3,147)
Interest expense, net......................................    2,257     1,829
Other expense, net.........................................      313       --
                                                            --------  --------
Loss before benefit for income taxes.......................  (10,544)   (4,976)
Benefit for income taxes...................................   (4,239)   (2,040)
                                                            --------  --------
Net loss................................................... $ (6,305) $ (2,936)
                                                            ========  ========
Basic and diluted loss per share........................... $  (0.74) $  (0.28)
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

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Cash flows from operating activities:
Net loss.................................................. $ (6,305) $ (2,936)
Adjustments to reconcile loss to net cash used in
 operating activities:
Depreciation and amortization.............................    6,507     5,592
Noncash compensation expense..............................      350       --
Equity loss on investment.................................      385       --
Changes in assets and liabilities:
Receivables...............................................    8,067      (549)
Representation contract buyouts receivable................    1,028     2,268
Prepaid expenses and other current assets.................     (251)   (2,333)
Other noncurrent assets...................................   (4,441)      (74)
Accounts payable and accrued expenses.....................   (6,974)   (2,312)
Accrued interest..........................................   (2,475)   (2,500)
Accrued employee-related liabilities......................   (4,609)   (4,707)
Other noncurrent liabilities..............................     (133)      (54)
                                                           --------  --------
Net cash used in operating activities.....................   (8,851)   (7,605)
                                                           --------  --------
Cash flows from investing activities:
Additions to fixed assets.................................     (211)     (184)
Increase in other investments.............................     (575)   (1,340)
Purchase of marketable securities.........................      --     (9,800)
                                                           --------  --------
Net cash used in investing activities.....................     (786)  (11,324)
                                                           --------  --------
Cash flows from financing activities:
Station representation contract payments..................   (7,144)   (6,229)
                                                           --------  --------
Net cash used in financing activities.....................   (7,144)   (6,229)
                                                           --------  --------
Net decrease in cash and cash equivalents.................  (16,781)  (25,158)
Cash and cash equivalents, beginning of period............   23,681    66,725
                                                           --------  --------
Cash and cash equivalents, end of period.................. $  6,900  $ 41,567
                                                           ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest paid........................................... $  4,950  $  5,000
  Income taxes paid.......................................      --         37
Non-cash investing and financing activities:
  Station representation contracts acquired............... $  2,798  $  7,169
                                                           ========  ========

       The accompanying Notes to Unaudited Interim Consolidated Financial
              Statementsare an integral part of these statements.

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

   The consolidated financial statements of March 31, 2001 and 2000 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 2000, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

 Revenue Recognition

   The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenue is derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar quarters ended March 31, 2001 and 2000 had 12 and 13 weeks, respectively.

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

 Loss Per Share

   Basic loss per share for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period which was 8,515,629 and 10,340,629 for the three months ended March 31, 2001 and 2000, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the three months ended March 31, 2001 and 2000, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

 New Accounting Pronouncement

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. The effective date of SFAS No. 133 was delayed to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company does not use derivative instruments and therefore the adoption of these statements did not have any impact on its financial position or results of operations.

2. Segment Reporting

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on operating cash flow, (defined as operating income before depreciation, amortization, and management fees), general and administrative expenses of $3,180 and $2,907 for the three months ended March 31, 2001 and 2000, respectively, and adjusted EBITDA (income excluding contract termination revenue before interest, taxes, depreciation and amortization) of ($1,536) and $1,635, respectively.

3. Acquisitions and Investments

   In December 2000, the Company invested $3 million in Cybereps, Inc. increasing its ownership percentage from 16% to 51%. The Company has recorded an equity loss on the investment of $385 for the three months ended March 31, 2001. In addition, the Company has recorded amortization expense of $473 for the three months ended March 31, 2001, representing amortization of the excess of the cash investment over the underlying equity interest in Cybereps. This excess is being amortized over a five year period. The Company has accounted for this investment using the equity method of accounting as it is unable to exercise effective control due to minority shareholders participating in significant decisions in the ordinary course of business. As of March 31, 2001, the carrying value of the Company's investment in Cybereps was $4.0 million.

   In September 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1 million paid upon closing and a maximum of $3 million to be paid contingent upon certain future performance measures over the next five years. The performance measures were met for the years ended December 31, 2000 and 1999 and therefore, the Company has paid an additional $1.0 million and has accrued an additional $0.5 million, to be paid in September 2001. The acquisition has been accounted for by the purchase method; accordingly, operating results are included in the accompanying statement of operations from the date of purchase. The acquired assets include fixed assets, current assets and rights to certain service agreements. The excess of cost over the fair market value of the assets acquired is being amortized over a five year period.

   The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. The total carrying value of these investments was $4.5 million and $4.1 million as of March 31, 2001 and December 31, 2000, respectively, representing a range of ownership from 8% to 16% of the affiliated companies.

4. Stock Options

   In April 2000, the Company granted options to purchase 775,300 shares of Class A common stock at an exercise price of $8.77. In December 2000, the Company repriced these options to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has recorded compensation expense of $350 for the three months ended March 31, 2001.

5. Commitments and Contingencies

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

   In December 1999, the Company's representation agreement with Clear Channel Communications was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel's alleged breach of contract of its national sales representation agreement with the Company. As of March 31, 2001, the Company had $6.3 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyout payables resulting from the purchase of the Clear Channel representation agreement in 1996. Management believes that the deferred costs will be realized and the buyout payables will be assumed as part of the outcome of this action.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

   The following discussion is based upon and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

   Throughout this Quarterly Report, when we refer to "Interep" or "the Company," we refer collectively to Interep National Radio Sales, Inc. and all of our subsidiaries unless the context indicates otherwise or as otherwise noted.

Important Note Regarding Forward Looking Statements

   Some of the statements made in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should review the factors noted in "Management's Discussion and Analysis of Financial Condition and Results of Operation--Certain Factors That May Affect Our Results of Operations" for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

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

  .  changes in advertising expenditures;

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

   During 1999, we entered the Internet advertising business. Revenues and expenses from this business will be affected by the level of advertising on the Internet generally, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers. In December 2000, we merged our Interep Interactive business with Cybereps, Inc., an Internet advertising and marketing firm founded in 1996, in which we had a minority interest. See Note 3, "Acquisitions and Investments", in the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

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

Results of Operations

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
 2000

   Commission revenues. Commission revenues for the first quarter of 2001 declined from $20.1 million in the first quarter of 2000 to $16.6 million, or approximately 17.4%. This $3.5 million decrease was primarily attributable to a decrease in national spot advertising on client stations, due in particular to the substantial reduction in advertising by Internet companies following the first six months of 2000. Additionally, our comparative revenue was negatively affected due to the fact that the first quarter of 2001 contained 12 weeks as compared to 13 weeks during the first quarter of 2000.

   Contract termination revenue. Contract termination revenue in the first quarter of 2001 decreased by $0.7 million, or 91.5%, to $0.1 million from $0.8 million in the first quarter of 2000. This decrease was attributable to the fact that fewer large contracts were terminated in the first quarter of 2001 as compared to the first quarter of 2000.

   Selling expenses. Selling expenses for the first three months of 2001 decreased to $15.0 million from $15.6 million in the first quarter of 2000. This decrease of $0.6 million, or approximately 3.9%, was primarily due to employee compensation decreases associated with changes in commission revenues and the fact that costs relating to our Internet advertising business, beginning in 2001, are included in the operations of Cybereps, Inc., and are included in the equity loss in Other expenses, below.

   General and administrative expenses. General and administrative expenses for the first quarter of 2001 increased by $0.3 million, or 9.4%, to $3.2 million from $2.9 million for the first quarter of 2000. This increase is attributable primarily to litigation expenses incurred during the first quarter 2001.

   Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million, or 16.4%, during the first quarter of 2001, to $6.5 million from $5.6 million in the first quarter of 2000. This increase was primarily due to new representation contracts acquired during 2000.

   Operating loss. Operating loss increased by $4.9 million, or 153.4%, for the first quarter of 2001 to $8.0 million, as compared to a loss of $3.1 million during the first quarter of 2000, for the reasons discussed above.

   Interest expense, net. Interest expense, net, increased $0.4 million, or 23.4%, to $2.2 million for the first quarter of 2001, from $1.8 million for the first quarter of 2000. This increase primarily resulted from a reduction in the amount of cash invested in interest-bearing investments, and accordingly, in the related partial offset of the interest expense on our Senior Subordinated Notes.

   Other expense, net. Other expense, net, primarily consists of our share of the equity loss incurred by Cybereps, Inc. See Note 3 to the Notes to Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Benefit for income taxes. The benefit for income taxes increased by $2.2 million to $4.2 million for the first quarter of 2001 compared to $2.0 million for the first quarter of 2000, as a result of the increased operating loss.

   Net loss. Our net loss after tax was $6.3 million for the first quarter of 2001, a $3.4 million, or 114.7%, increase from the $2.9 million loss for the first quarter of 2000. The increase was attributable to the reasons discussed above. Due to the seasonality of our business, the first quarter is normally our weakest quarter.

Liquidity and Capital Resources

   Our cash requirements have been primarily funded by cash provided from operations and financing transactions. In December 1999 we closed our initial public offering, which resulted in net proceeds of $46.8 million. At March 31, 2001, we had cash and cash equivalents of $6.9 million, marketable securities of $10.0 million and working capital of $44.6 million.

   Cash used by operating activities during the first quarter of 2001 was $8.9 million, as compared to cash used by operating activities of $7.6 million during the first quarter of 2000. This fluctuation was primarily attributable to the reduction of payables and accrued expenses. As noted above, the first quarter is normally our weakest quarter due to the seasonality of our business.

   Net cash used in investing activities is primarily attributable to capital expenditures and investments in private companies. Net cash used in investing activities was $0.8 million during the first quarter of 2001.

   Cash used for financing activities of $7.1 million during the first quarter of 2001 was used for acquisitions of representation contracts.

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

Certain Factors That May Affect Our Results of Operations

   The following factors are some, but not all, of the variables that may have an impact on our results of operations:

  . Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

  . Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

  . The termination of a representation contract will increase our results of operations for the fiscal quarter in which the termination occurs due to the termination payments that are usually required to be paid, but will negatively affect our results in later quarters due to the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

  . We depend heavily on our key personnel, including our Chief Executive Officer Ralph C. Guild and the President of our Marketing Division Marc Guild, and our inability to retain them could adversely affect our business.

  . We rely on a limited number of clients for a significant portion of our revenues.

  . Our significant indebtedness from our Senior Subordinated Notes may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

  . We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

  . Competition could harm our business. Our only significant competitor is Katz Media Corporation, which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers' total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

  . Acquisitions and strategic investments could adversely affect our business.

  . Our Internet business may suffer if the market for Internet advertising fails to develop or continues to weaken.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   None.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K.

 (A) Documents Filed as Part of this Report

   None.

 (B) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

                                            INTEREP NATIONAL RADIO SALES, INC.

                                                /s/ William J. McEntee, Jr.
                                            By ________________________________
                                                  William J. McEntee, Jr.
                                                    Vice President and
                                                  Chief Financial Officer

May 15, 2001