Form 10-Q
period 2001-06-30
INTEREP NATIONAL RADIO SALES INC
filed 2001-08-14
CIK 796735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended June 30, 2001

                                       OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the transition period from     to

                        Commission file number 000-28395

                       INTEREP NATIONAL RADIO SALES, INC.
             (Exact name of registrant as specified in its charter)

                New York                               13-1865151
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

  100 Park Avenue, New York, New York                    10017
    (Address of principal executive                    (Zip Code)
                offices)

      (Registrant's telephone number, including area code) (212) 916-0700

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's Common Stock outstanding as of the close of business on August 10, 2001, was 4,713,329 shares of Class A Common Stock, and 4,111,191 shares of Class B Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 13,764     $ 23,681
  Marketable securities...............................     2,403        9,965
  Receivables, net of allowance for doubtful accounts
   of $1,846 and $1,940, respectively.................    29,950       33,810
  Representation contract buyouts receivable..........     5,035        5,266
  Current portion of deferred representation contract
   costs..............................................    37,534       44,240
  Prepaid expenses and other current assets...........     1,449        1,075
                                                        --------     --------
    Total current assets..............................    90,135      118,037
                                                        --------     --------
Fixed assets, net.....................................     4,685        5,046
Deferred representation contract costs................    65,075       71,532
Representation contract buyouts receivable............     7,327        6,718
Investments and other assets..........................    19,263       20,211
                                                        --------     --------
    Total assets......................................  $186,485     $221,544
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...............  $  8,516     $ 16,121
  Accrued interest....................................     4,950        4,950
  Representation contract buyouts payable.............    23,512       36,116
  Accrued employee-related liabilities................     1,118        6,216
                                                        --------     --------
    Total current liabilities.........................    38,096       63,403
                                                        --------     --------
Long-term debt........................................    99,000       99,000
                                                        --------     --------
Representation contract buyouts payable...............    26,680       34,119
                                                        --------     --------
Other noncurrent liabilities..........................     4,331        4,452
                                                        --------     --------
Shareholders' equity:
  Class A common stock, $0.01 par value--20,000,000
   shares authorized, 4,706,017 and 4,614,143 shares
   issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively....................        47           46
  Class B common stock, $0.01 par value--10,000,000
   shares authorized, 4,118,254 and 3,901,486 shares
   issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively....................        41           39
Additional paid-in-capital............................    38,762       35,888
Accumulated deficit...................................   (20,472)     (15,403)
                                                        --------     --------
    Total shareholders' equity........................    18,378       20,570
                                                        --------     --------
    Total liabilities and shareholders' equity........  $186,485     $221,544
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

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                  (unaudited)

                                                                For the Six
                                       For the Three Months    Months Ended
                                          Ended June 30,         June 30,
                                       ---------------------  ----------------
                                          2001       2000      2001     2000
                                       ---------- ----------  -------  -------
Commission revenues..................  $   22,650 $   26,888  $39,258  $46,994
Contract termination revenue.........      20,240          7   20,309      817
                                       ---------- ----------  -------  -------
Total revenues.......................      42,890     26,895   59,567   47,811
                                       ---------- ----------  -------  -------
Operating expenses:
Selling expenses.....................      17,121     17,196   32,085   32,760
General and administrative expenses..       3,242      3,059    6,422    5,966
Depreciation and amortization
 expense.............................      13,815      6,725   20,322   12,317
                                       ---------- ----------  -------  -------
Total operating expenses.............      34,178     26,980   58,829   51,043
                                       ---------- ----------  -------  -------
Operating income (loss)..............       8,712        (85)     738   (3,232)
Interest expense, net................       2,268      2,113    4,525    3,942
Other expense, net...................         586        --       899      --
                                       ---------- ----------  -------  -------
Income (loss) before provision
 (benefit) for income taxes..........       5,858     (2,198)  (4,686)  (7,174)
Provision (benefit) for income
 taxes...............................       4,622       (860)     383   (2,900)
                                       ---------- ----------  -------  -------
Net income (loss)....................  $    1,236 $   (1,338) $(5,069) $(4,274)
                                       ---------- ----------  -------  -------
Basic earnings (loss) per share......  $     0.15 $    (0.14) $ (0.60) $ (0.43)
Diluted earnings (loss) per share....  $     0.12 $    (0.14) $ (0.60) $ (0.43)


 The accompanying Notes to Unaudited Interim Consolidated Financial Statements
                   are an integral part of these statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              For the Six
                                                           Months Ended June
                                                                  30,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Cash flows from operating activities:
Net loss.................................................. $ (5,069) $ (4,274)
Adjustments to reconcile loss to net cash used in
 operating activities:
Depreciation and amortization.............................   20,322    12,317
Noncash compensation expense..............................    1,377       --
Equity loss on investment.................................      971       --
Changes in assets and liabilities:
Receivables...............................................    3,860       627
Representation contract buyouts receivable................     (378)    3,779
Prepaid expenses and other current assets.................     (374)      (84)
Other noncurrent assets...................................     (968)   (3,619)
Accounts payable and accrued expenses.....................   (7,605)   (2,124)
Accrued employee-related liabilities......................   (5,098)   (3,988)
Other noncurrent liabilities..............................     (121)     (333)
                                                           --------  --------
Net cash provided by operating activities.................    6,917     2,301
                                                           --------  --------
Cash flows from investing activities:
Additions to fixed assets.................................     (322)     (317)
Increase in other investments.............................      --     (1,340)
Purchase of marketable securities.........................      --     (9,800)
Redemption of marketable securities.......................    7,562       --
                                                           --------  --------
Net cash provided by (used in) investing activities.......    7,240   (11,457)
                                                           --------  --------
Cash flows from financing activities:
Station representation contract payments..................  (25,574)  (17,931)
Issuance of Class B common stock..........................    1,500       --
Purchase of treasury stock................................      --     (6,228)
                                                           --------  --------
Net cash used in financing activities.....................  (24,074)  (24,159)
                                                           --------  --------
Net decrease in cash and cash equivalents.................   (9,917)  (33,315)
Cash and cash equivalents, beginning of period............   23,681    66,725
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 13,764  $ 33,410
                                                           ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest paid........................................... $  4,950  $  5,000
  Income taxes paid.......................................      373       172
Non-cash investing and financing activities:
  Station representation contracts acquired............... $  5,528  $ 19,936

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

   The consolidated financial statements of June 30, 2001 and 2000 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 2000, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

 Revenue Recognition

   The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenue is derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the six months ended June 30, 2001 and 2000 had 25 and 26 weeks, respectively.

 Representation Contract Termination Revenue and Contract Acquisition Costs

   The Company's station representation contracts usually renew automatically from year to year after their stated initial terms unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period, plus two months.

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

 Earnings (Loss) Per Share

   Basic earnings (loss) per share for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period which was 8,516,027 and 9,640,803 for the three months ended June 30, 2001 and 2000, respectively, and 8,517,325 and 9,937,744 for the six months ended June 30, 2001 and 2000, respectively. Diluted earnings per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the three months ended June 30, 2001, the weighted average common shares outstanding after giving effect to the exercise of outstanding options were 10,283,014. For the three months ended June 30, 2000 and the six months ended June 30, 2001 and 2000, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

 New Accounting Pronouncements

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

   SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules. Effective January 1, 2002, the Company will cease amortization of its existing goodwill. The Company is in the process of assessing the impact of adopting the new impairment rules and may incur an impairment charge in accordance with the adoption of this Statement.

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

2. Segment Reporting

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from radio representation operations and related activities. The Company's management decisions are based on operating cash flow (defined as operating income before depreciation, amortization, and management fees), general and administrative expenses of $6,422 and $5,966 for the six months ended June 30, 2001 and 2000, respectively, and operating EBITDA (income before interest, taxes, depreciation and amortization and excluding contract termination revenue and noncash compensation charges from option repricing) of $2,128 and $8,876, respectively.

3. Acquisitions and Investments

   In December 2000, the Company invested $3 million in Cybereps, Inc. increasing its ownership percentage from 16% to 51%. The Company has recorded an equity loss on the investment of $971 for the six months ended June 30, 2001. In addition, the Company has recorded amortization expense of $452 for the six months ended June 30, 2001, representing amortization of the excess of the cash investment over the underlying equity interest in Cybereps. This excess is being amortized over a five-year period. The Company has accounted for this investment using the equity method of accounting, as it is unable to exercise effective control due to minority shareholders participating in significant decisions in the ordinary course of business. As of June 30, 2001, the carrying value of the Company's investment in Cybereps was $3.2 million.

   In September 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1 million paid upon closing and a maximum of $3 million to be paid contingent upon certain future performance measures over the next five years. The performance measures were met for the years ended December 31, 2000 and 1999 and therefore, the Company has paid an additional $1.0 million and has accrued an additional $0.5 million, to be paid in September 2001. The acquisition has been accounted for by the purchase method; accordingly, operating results are included in the accompanying statement of operations from the date of purchase. The acquired assets include fixed assets, current assets and rights to certain service agreements. The excess of cost over the fair market value of the assets acquired is being amortized over a five-year period.

   The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. The total carrying value of these investments was $4.5 million and $4.1 million as of June 30, 2001 and December 31, 2000, respectively, representing a range of ownership from 8% to 16% of the affiliated companies.

4. Stock Options

   In April 2000, the Company granted options to purchase 775,300 shares of Class A common stock at an exercise price of $8.77. In December 2000, the Company repriced these options to an exercise price of $2.81 which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has recorded compensation expense of $1,377 for the six months ended June 30, 2001.

5. Shareholders' Equity

   In June 2001, the Company issued 308,641 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $1.5 million. The shares were issued at the current fair market value on the date of issuance.

6. Commitments and Contingencies

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

   In December 1999, the Company's representation agreement with Clear Channel Communications was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel's alleged breach of contract of its national sales representation agreement with the Company. As of March 31, 2001, the Company had $6.3 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyout payables resulting from the purchase of the Clear Channel representation agreement in 1996. In May 2001, the Company entered into a settlement agreement with Clear Channel. The settlement agreement resulted in a cash payment to the Company as well as the forgiveness of the $9.4 million of remaining payables. These amounts are reported as contract termination revenue in the accompanying statement of operations. In addition, the Company wrote off the $6.3 million of remaining current deferred representation contract costs through amortization expense.

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

   During 1999, we entered the Internet advertising business. Revenues and expenses from this business will be affected by the level of advertising on the Internet generally, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers. In

December 2000, we merged our Interep Interactive business with Cybereps, Inc., an Internet advertising and marketing firm founded in 1996, in which we had a minority interest. See Note 3, "Acquisitions and Investments," in the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

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

Results of Operations

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Commission revenue. Commission revenue for the second quarter of 2001 declined from $26.9 million in the second quarter of 2000 to $22.7 million, or approximately 15.8%. This $4.2 million decrease was primarily attributable to a sharp decline in national spot advertising on client stations, in particular, the substantial reduction in advertising by Internet companies. Additionally, effective in 2001, revenues and expenses relating to our Internet advertising business were transferred to the operations of Cybereps, Inc., and are included in "Other expense, net" as a loss in equity investments.

   Contract termination revenue. Contract termination revenue in the second quarter of 2001 increased to $20.2 million from less than $0.1 million in the second quarter of 2000. This increase was primarily attributable to the settlement with Clear Channel Communications regarding revenue due us on their previously terminated rep contracts with us.

   Selling expenses. Selling expenses for the second quarter of 2001 decreased to $17.1 million from $17.2 million in the second quarter of 2000. This decrease of $0.1 million, or approximately 0.4%, was primarily due to a reduction in performance-based compensation offset by expenditures for an expanded new selling initiative that began in the second quarter of 2001. Additionally, effective in 2001, revenues and expenses relating to our Internet advertising business were transferred to the operations of Cybereps, Inc., and are included in "Other expense, net" as a loss in equity investments.

   General and administrative expenses. General and administrative expenses for the second quarter of 2001 increased by $0.1 million, or 6%, to $3.2 million from $3.1 million for the second quarter of 2000. This increase is attributable to litigation expenses incurred during the second quarter of 2001.

   Depreciation and amortization expense. Depreciation and amortization expense increased $7.1 million, or 105.0%, during the second quarter of 2001, to $13.8 million from $6.7 million in the second quarter of 2000. This increase was primarily due to the write-off of $6.3 million of remaining deferred costs related to our terminated contract with Clear Channel. See Note 6 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Operating income (loss). Operating income was $8.7 million for the second quarter of 2001, as compared to a loss of less than $0.1 million during the second quarter of 2000, for the reasons discussed above.

   Interest expense, net. Interest expense, net, increased $0.2 million, or 7.3%, to $2.3 million for the second quarter of 2001, from $2.1 million for the second quarter of 2000. This increase primarily resulted from a reduction in the amount of interest earned on our cash reserves, which partially offsets the interest expense on our Senior Subordinated Notes.

   Other expense, net. Other expense, net, primarily consists of our share of the equity loss incurred by Cybereps, Inc. See Note 3 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Provision (benefit) for income taxes. The provision for income taxes for the second quarter of 2001 was $4.6 million, compared to a benefit of $0.9 million for the comparable 2000 period, reflecting the taxable operating profit for the period.

   Net income (loss). Our net income after tax was $1.2 million for the second quarter of 2001, compared to a $1.3 million net loss for the second quarter of 2000. This $2.5 million difference was attributable to the factors discussed above.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Commission revenues. Commission revenues for the first half of 2001 declined from $47.0 million in the first half of 2000 to $39.3 million, or approximately 16.5%. This $7.7 million decrease was primarily attributable to a sharp decline in national spot advertising on client stations, in particular, the substantial reduction in advertising by Internet companies. Further, our comparative revenue was negatively affected due to the fact that the first quarter of 2001 contained 12 broadcast weeks, as compared to 13 broadcast weeks during the first quarter of 2000, and, accordingly, there were 25 weeks in the first half of 2001 compared to 26 weeks in the first half of 2000. Additionally, effective in 2001, revenues and expenses relating to our Internet advertising were transferred to the operations of Cybereps, Inc., and are included in "Other expense, net" as a loss in equity investments.

   Contract termination revenue. Contract termination revenue in the first half of 2001 increased to $20.3 million from $0.8 million in the first half of 2000. This increase of approximately $19.5 million was primarily attributable to the settlement with Clear Channel Communications regarding revenue due us on their previously terminated rep contracts with us.

   Selling expenses. Selling expenses for the first six months of 2001 decreased to $32.1 million from $32.8 million in the first half of 2000. This decrease of $0.7 million, or 2.0%, was primarily due to a reduction in performance-based compensation offset by expenditures for an expanded new selling initiative that began in the second quarter of 2001. Additionally, effective in 2001, revenues and expenses relating to our Internet advertising business were transferred to the operations of Cybereps, Inc., and are included in "Other expense, net" as a loss in equity investments.

   General and administrative expenses. General and administrative expenses for the first half of 2001 increased by $0.4 million, or 7.6%, to $6.4 million from $6.0 million for the first half of 2000. This increase is attributable primarily to litigation expenses incurred during the first half of 2001.

   Depreciation and amortization expense. Depreciation and amortization expense increased $8.0 million, or 65.0%, during the first half of 2001, to $20.3 million from $12.3 million in the first half of 2000. This increase was primarily due to the write-off of $6.3 million of remaining deferred costs related to our terminated contract with Clear Channel. See Note 6 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Operating income (loss). Operating income was $0.7 million for the first half of 2001, as compared to a loss of $3.2 million during the first half of 2000, for the reasons discussed above.

   Interest expense, net. Interest expense, net, increased $0.6 million, or 14.8%, to $4.5 million for the first half of 2001, from $3.9 million for the first half of 2000. This increase primarily resulted from a reduction in the amount of interest earned on our cash reserves, which partially offsets the interest expense on our Senior Subordinated Notes.

   Other expense, net. Other expense, net, primarily consists of our share of the equity loss incurred by Cybereps, Inc. See Note 3 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Provision (benefit) for income taxes. The provision for income taxes for the first half of 2001 was $0.4 million, compared to a benefit of $2.9 million for the comparable 2000 period, reflecting the taxable operating profit for the period.

   Net loss. Our net loss after tax was $5.1 million for the first half of 2001, a $0.8 million, or 18.6%, increase from the $4.3 million net loss for the first half of 2000. The increase was attributable to the reasons discussed above.

Liquidity and Capital Resources

   Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At June 30, 2001, we had cash and cash equivalents of $13.8 million, marketable securities of $2.4 million and working capital of $52.0 million.

   Cash provided by operating activities during the first six months of 2001 was $6.9 million, as compared to $2.3 million during the first six months of 2000. This fluctuation was primarily attributable to changes in receivables. The first half of our fiscal year is normally weaker than the second half due to the seasonality of our business.

   Net cash provided by (used in) investing activities is attributable to the purchase and sale of marketable securities, capital expenditures and investments in private companies. Net cash provided by investing activities was $7.2 million during the first six months of 2001, reflecting $7.5 million from the redemption of marketable securities and $0.3 million of capital expenditures.

   Net cash used for financing activities of $24.1 million during the first half of 2001 consisted of $25.6 million used for acquisitions of representation contracts, offset by $1.5 million from the issuance of common stock to our employees' Stock Growth Plan.

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   As disclosed in our Current Report on Form 8-K filed on June 8, 2001, we entered into a Settlement Agreement with Clear Channel Communications, Inc. and Katz Communications, Inc., pursuant to which we settled and terminated the litigation that we commenced against them in April 2000. All parties have released and discharged all claims and counterclaims asserted against the others in the litigation.

Item 2. Changes in Securities and Use of Proceeds

   On June 29, 2001, we issued 308,641 shares of our Class B common stock to our Stock Growth Plan and Trust at a price of $4.86 per share for an aggregate cash purchase price of $1,500,000. The purchase price per share represented the average closing sales price of our Class A common stock on the Nasdaq National Market for the 20-day trading period ending immediately prior to the date the shares were issued. We believe the issuance of these shares is exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K.

 (A) Documents Filed as Part of this Report

   None.

 (B) Reports on Form 8-K

   We filed a Current Report on Form 8-K on June 8, 2001, which disclosed the settlement of the litigation that we commenced against Clear Channel Communication, Inc. and Katz Communications, Inc. in April 2000. The disclosure was an Item 5 (Other Events) disclosure.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.



                                          INTEREP NATIONAL RADIO SALES, INC.

                                                /s/ William J. McEntee, Jr.
                                          By___________________________________
                                                  William J. McEntee, Jr.
                                                    Vice President and
                                                  Chief Financial Officer

August 14, 2001