Form 10-Q
period 2001-09-30
INTEREP NATIONAL RADIO SALES INC
filed 2001-11-14
CIK 796735

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended September 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's Common Stock outstanding as of the close of business on November 12, 2001, was 4,833,206 shares of Class A Common Stock, and 4,017,564 shares of Class B Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                                              September 30, December 31,
                                                                                  2001          2000
                                                                              ------------- ------------
                                                                               (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents.................................................   $  7,745      $ 23,681
   Marketable securities.....................................................      2,403         9,965
   Receivables, net of allowance for doubtful accounts of $1,563 and $1,940,
     respectively............................................................     28,445        33,810
   Representation contract buyouts receivable................................      4,689         5,266
   Current portion of deferred representation contract costs.................     39,381        44,240
   Prepaid expenses and other current assets.................................      1,043         1,075
                                                                                --------      --------
       Total current assets..................................................     83,706       118,037
                                                                                --------      --------
Fixed assets, net............................................................      4,353         5,046
Deferred representation contract costs.......................................     65,410        71,532
Representation contract buyouts receivable...................................      7,773         6,718
Investments and other assets.................................................     17,009        20,211
                                                                                --------      --------
       Total assets..........................................................   $178,251      $221,544
                                                                                ========      ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.....................................   $  8,329      $ 16,121
   Accrued interest..........................................................      2,475         4,950
   Representation contract buyouts payable...................................     22,829        36,116
   Accrued employee-related liabilities......................................      1,130         6,216
                                                                                --------      --------
       Total current liabilities.............................................     34,763        63,403
                                                                                --------      --------
Long-term debt...............................................................     99,000        99,000
                                                                                --------      --------
Representation contract buyouts payable......................................     28,859        34,119
                                                                                --------      --------
Other noncurrent liabilities.................................................      4,054         4,452
                                                                                --------      --------
Shareholders' equity:
   Class A common stock, $0.01 par value--20,000,000 shares authorized,
     4,820,100 and 4,614,143 shares issued and outstanding at September 30,
     2001 and December 31, 2000, respectively................................         48            46
   Class B common stock, $0.01 par value--10,000,000 shares authorized,
     4,172,870 and 3,901,486 shares issued and outstanding at September 30,
     2001 and December 31, 2000, respectively................................         42            39
Additional paid-in-capital...................................................     37,447        35,888
Accumulated deficit..........................................................    (25,962)      (15,403)
                                                                                --------      --------
       Total shareholders' equity............................................     11,575        20,570
                                                                                --------      --------
       Total liabilities and shareholders' equity............................   $178,251      $221,544
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

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (unaudited)

                                                 For the Three Months For the Nine Months
                                                 Ended September 30,  Ended September 30,
                                                 -------------------  ------------------
                                                   2001        2000     2001      2000
                                                  -------    -------  --------   -------
Commission revenues............................. $21,641     $27,186  $ 60,899   $74,180
Contract termination revenue....................     661       1,529    20,970     2,346
                                                  -------    -------  --------   -------
Total revenues..................................  22,302      28,715    81,869    76,526
                                                  -------    -------  --------   -------
Operating expenses:
Selling expenses................................  13,972      17,720    46,057    50,480
General and administrative expenses.............   3,139       3,049     9,561     9,015
Depreciation and amortization expense...........   5,756       6,740    26,078    19,057
                                                  -------    -------  --------   -------
Total operating expenses........................  22,867      27,509    81,696    78,552
                                                  -------    -------  --------   -------
Operating income (loss).........................    (565)      1,206       173    (2,026)
Interest expense, net...........................   2,364       2,245     6,889     6,187
Other expense, net..............................   2,530          --     3,429        --
                                                  -------    -------  --------   -------
Loss before provision (benefit) for income taxes  (5,459)     (1,039)  (10,145)   (8,213)
Provision (benefit) for income taxes............      31        (345)      414    (3,245)
                                                  -------    -------  --------   -------
Net loss........................................ $(5,490)    $  (694) $(10,559)  $(4,968)
                                                  =======    =======  ========   =======
Basic and diluted loss per share................ $ (0.62)    $ (0.08) $  (1.22)  $ (0.52)



 The accompanying Notes to Unaudited Interim Consolidated Financial Statements
                   are an integral part of these statements.

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                        ------------------
                                                                          2001      2000
                                                                        --------  --------
Cash flows from operating activities:
Net loss............................................................... $(10,559) $ (4,968)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization..........................................   26,078    19,057
Noncash compensation expense...........................................     (509)       --
Equity loss on investment..............................................    1,561        --
Write down of internet investments.....................................    1,940        --
Changes in assets and liabilities:
Receivables............................................................    5,365     4,239
Representation contract buyouts receivable.............................     (478)    4,179
Prepaid expenses and other current assets..............................       32      (385)
Other noncurrent assets................................................   (1,726)   (4,133)
Accounts payable and accrued expenses..................................   (7,792)   (3,394)
Accrued interest.......................................................   (2,475)   (2,500)
Accrued employee-related liabilities...................................   (5,086)   (3,501)
Other noncurrent liabilities...........................................     (398)     (374)
                                                                        --------  --------
Net cash provided by operating activities..............................    5,953     8,220
                                                                        --------  --------

Cash flows from investing activities:
Additions to fixed assets..............................................     (331)     (565)
Increase in other investments..........................................       --    (1,340)
Purchase of marketable securities......................................       --    (9,800)
Redemption of marketable securities....................................    7,562        --
                                                                        --------  --------
Net cash provided by (used in) investing activities....................    7,231   (11,705)
                                                                        --------  --------
Cash flows from financing activities:
Station representation contract payments...............................  (31,193)  (24,953)
Issuance of Class B common stock.......................................    2,073        --
Repayment of Series A Notes............................................       --    (1,000)
Purchase of treasury stock.............................................       --   (10,521)
                                                                        --------  --------
Net cash used in financing activities..................................  (29,120)  (36,474)
                                                                        --------  --------
Net decrease in cash and cash equivalents..............................  (15,936)  (39,959)
Cash and cash equivalents, beginning of period.........................   23,681    66,725
                                                                        --------  --------
Cash and cash equivalents, end of period............................... $  7,745  $ 26,766
                                                                        ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest paid....................................................... $  9,900  $ 10,000
   Income taxes paid...................................................      417       216
Non-cash investing and financing activities:
   Station representation contracts acquired........................... $ 12,647  $ 40,396

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

   The consolidated financial statements as of September 30, 2001 and 2000 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 2000, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

  Revenue Recognition

   The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenue is derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months ended September 30, 2001 and 2000 had 14 and 13 weeks, respectively. The broadcast calendars for the nine months ended September 30, 2001 and 2000 had 39 weeks.

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

  Earnings (Loss) Per Share

   Basic earnings (loss) per share for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period which was 8,825,817 and 8,849,390 for the three months ended September 30, 2001 and 2000, respectively, and 8,620,906 and 9,572,311 for the nine months ended September 30, 2001 and 2000, respectively. Diluted earnings per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the three and nine months ended September 30, 2001 and 2000, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

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

2. Segment Reporting

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from representation operations and related activities. The Company's management decisions are based on operating cash flow (defined as operating income before depreciation, amortization, and management fees), general and administrative expenses of $9,561 and $9,015 for the nine months ended September 30, 2001 and 2000, respectively, and operating EBITDA (income before interest, taxes, depreciation and amortization and excluding contract termination revenue and noncash compensation charges from option repricing) of $4,772 and $14,685, respectively.

3. Acquisitions and Investments

   In December 2000, the Company invested $3 million in Cybereps, Inc. increasing its ownership percentage from 16% to 51%. The Company has recorded an equity loss on the investment of $1,561 for the nine months ended September 30, 2001. In addition, the Company has recorded amortization expense of $678 for the nine months ended September 30, 2001, representing amortization of the excess of the cash investment over the underlying equity interest in Cybereps. This excess is being amortized over a five-year period. The Company has accounted for this investment using the equity method of accounting, as it is unable to exercise effective control due to minority shareholders participating in significant decisions in the ordinary course of business. As of September 30, 2001, the carrying value of the Company's investment in Cybereps was $2.9 million.

   In September 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1 million paid upon closing and a maximum of $3 million to be paid contingent upon certain future performance measures over the next five years. The performance measures were met for the years ended December 31, 2000 and 1999 and therefore, the Company has paid an additional $1.5 million. The acquisition has been accounted for by the purchase method; accordingly, operating results are included in the accompanying statement of operations from the date of purchase. The acquired assets include fixed assets, current assets and rights to certain service agreements. The excess of cost over the fair market value of the assets acquired is being amortized over a five-year period.

   The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. The total carrying value of these investments was $2.5 million and $4.1 million as of September 30, 2001 and December 31, 2000, respectively, representing a range of ownership from 8% to 16% of the affiliated companies. During the quarter ended September 30, 2001, the Company recorded an other than temporary write down of $1.9 million to reflect these investments at their net realizable value. This amount has been included in Other expense, net on the accompanying statement of operations.

4. Stock Options

   In April 2000, the Company granted options to purchase 775,300 shares of Class A common stock at an exercise price of $8.77. In December 2000, the Company repriced these options to an exercise price of $2.81 which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing. For the nine months ended September 30, 2001, the Company has recorded a credit to selling expenses of $509, reflecting the decrease in share price from $3.50 at December 31, 2000 to $2.85 at September 30, 2001.

5. Shareholders' Equity

   In June 2001, the Company issued 308,641 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $1.5 million. The shares were issued at the current fair market value on the date of issuance. In September 2001, the Company issued 142,450 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $500,000. The shares were issued at the current fair market value on the date of issuance in each case.

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

   In December 1999, the Company's representation agreement with Clear Channel Communications was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel's alleged breach of contract of its national sales representation agreement with the Company. As of March 31, 2001, the Company had $6.3 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyout payables resulting from the purchase of the Clear Channel representation agreement in 1996. In May 2001, the Company entered into a settlement agreement with Clear Channel. The settlement agreement resulted in a cash payment to the Company as well as the forgiveness of the remaining payables. These amounts are reported as contract termination revenue in the accompanying statement of operations. In addition, the Company wrote off the remaining current deferred representation contract costs through amortization expense.

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

Important Note Regarding Forward Looking Statements

   Some of the statements made in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should review the factors noted in Management's Discussion and Analysis of Financial Condition and Results of Operation--Certain Factors That May Affect Our Results of Operations for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

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

   A number of factors influence the performance of the national spot radio advertising market, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the amount spent on advertising generally, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio. In this regard, we, like other media businesses, have been adversely affected by a slowing economy generally, and the events of September 11, 2001, in particular, which we believe have contributed to a decrease in the amount spent on advertising.

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

Results of Operations

  Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   Commission revenue. Commission revenue for the third quarter of 2001 declined from $27.2 million in the third quarter of 2000 to $21.6 million, or approximately 20.4%. This $5.5 million decrease was primarily attributable to a sharp decline in national spot radio advertising on client stations, including cancellations resulting from the events of September 11, 2001, as well as the substantial reduction in advertising by Internet companies. These factors more than offset the fact that the broadcast calendar for the third quarter of 2001 consisted of 14 weeks compared to 13 weeks in the third quarter of 2000. Additionally, effective in 2001, revenues and expenses relating to our Internet advertising business were transferred to the operations of Cybereps, Inc., and are included in "Other expense, net" as a loss in equity investments.

   Contract termination revenue. Contract termination revenue in the third quarter of 2001 decreased to $0.7 million from $1.5 million in the third quarter of 2000. This decrease was attributable to fewer contracts being terminated in the third quarter of 2001 than in the comparable 2000 period.

   Selling expenses. Selling expenses for the third quarter of 2001 decreased to $14.0 million from $17.7 million in the third quarter of 2000. This decrease of $3.7 million, or approximately 21.1%, was primarily due to an option repricing credit and a reduction in performance-based compensation. Additionally, effective in 2001, revenues and expenses relating to our Internet advertising business were transferred to the operations of Cybereps, Inc., and are included in "Other expense, net" as a loss in equity investments.

   General and administrative expenses. General and administrative expenses for the third quarters of 2001 and 2000 were virtually unchanged.

   Depreciation and amortization expense. Depreciation and amortization expense in the third quarter of 2001 decreased to $5.8 million, or 14.6%, from $6.7 million in the third quarter of 2000. This decrease was due primarily to the completion of the amortization of certain representation contracts.

   Operating income (loss). Operating loss was $0.6 million for the third quarter of 2001, as compared to income of $1.2 million during the third quarter of 2000, a decline of $1.8 million for the reasons discussed above.

   Interest expense, net. Interest expense, net, increased $0.1 million, or 5.3%, to $2.4 million for the third quarter of 2001 from $2.3 million for the third quarter of 2000. This increase primarily resulted from a reduction in the amount of interest earned on our cash reserves, which partially offsets the interest expense on our Senior Subordinated Notes.

   Other expense, net. Other expense, net, primarily consists of our share of the equity loss incurred by Cybereps, Inc. as well as a $1.9 million writedown of certain internet investments. See Note 3 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Provision (benefit) for income taxes. The provision for income taxes for the third quarter of 2001 was less than $0.1 million, compared to a benefit of $0.3 million for the comparable 2000 period. For the third quarter of 2001, the federal tax benefits resulting from the Company's taxable loss position have been fully reserved. The provision of less than $0.1 million reflects the Company's current obligation related to state income taxes.

   Net loss. Our net loss after tax was $5.5 million for the third quarter of 2001, compared to a $0.7 million loss for the third quarter of 2000. The $4.8 million difference was attributable to the factors discussed above.

  Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Commission revenues. Commission revenues for the first nine months of 2001 declined to $60.9 million, or 17.9%, from $74.2 million for the first nine months of 2000. This $13.3 million decrease was primarily attributable to a sharp decline in national spot radio advertising on client stations, including cancellations resulting from the events of September 11, 2001 as well as the substantial reduction in advertising by Internet companies. The broadcast calendars for the first nine months of 2001 and 2000 were both 39 weeks. Additionally, effective in 2001, revenues and expenses relating to our Internet advertising business were transferred to the operations of Cybereps, Inc., and are included in "Other expense, net" as a loss in equity investments.

   Contract termination revenue. Contract termination revenue in the first nine months of 2001 increased to $21.0 million from $2.3 million in the first nine months of 2000. This increase of approximately $18.6 million was primarily attributable to the settlement with Clear Channel Communications regarding contract termination revenue on their previously terminated representation contracts with us.

   Selling expenses. Selling expenses for the first nine months of 2001 decreased to $46.1 million from $50.5 million in the first nine months of 2000. This decrease of $4.4 million, or 8.8%, was primarily due to an option repricing credit and a reduction in performance-based compensation offset by expenditures for an expanded new selling initiative that began in the second quarter of 2001. Additionally, effective in 2001, revenues and expenses relating to our Internet advertising business were transferred to the operations of Cybereps, Inc., and are included in "Other expense, net" as a loss in equity investments.

   General and administrative expenses. General and administrative expenses for the first nine months of 2001 increased by $0.5 million, or 6.1%, to $9.6 million from $9.1 million for the first nine months of 2000. This increase of 6.1% is attributable primarily to litigation expenses incurred in the first nine months of 2001.

   Depreciation and amortization expense. Depreciation and amortization expense in the first nine months of 2001 increased by $7.0 million, or 36.8%, to $26.1 million from $19.1 million in the first nine months of 2000. This increase was primarily due to the write-off of $6.3 million of remaining deferred costs related to our terminated contract with Clear Channel. See Note 6 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Operating income (loss). Operating income was $0.2 million for the first nine months of 2001, as compared to a loss of $2.0 million for the first nine months of 2000, an improvement of $2.2 million for the reasons discussed above.

   Interest expense, net. Interest expense, net, for the first nine months of 2001 increased by $0.7 million, or 11.4%, to $6.9 million from $6.2 million for the first nine months of 2000. This increase primarily resulted from a reduction in the amount of interest earned on our cash reserves, which partially offsets the interest expense on our Senior Subordinated Notes.

   Other expense, net. Other expense, net, primarily consists of our share of the equity loss incurred by Cybereps, Inc., as well as a $1.9 million writedown of certain internet investments. See Note 3 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Provision (benefit) for income taxes. The provision for income taxes for the first nine months of 2001 was $0.4 million, compared to a benefit of $3.2 million for the comparable 2000 period. For the first nine months of 2001, federal tax benefits resulting from the Company's taxable loss position have been fully reserved. The provision of $0.4 million reflects the Company's current obligation related to state income taxes.

   Net loss. Our net loss after tax was $10.6 million for the first nine months of 2001, compared to a $5.0 million loss for the first nine months of 2000. The $5.6 million, or 113%, increase was attributable to the reasons discussed above.

Liquidity and Capital Resources

   Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At September 30, 2001, we had cash and cash equivalents of $7.7 million, marketable securities of $2.4 million and working capital of $48.9 million.

   Cash provided by operating activities during the first nine months of 2001 was $6.0 million, as compared to $8.2 million during the first nine months of 2000. This fluctuation was primarily attributable to the decline in revenue.

   Net cash provided by (used in) investing activities is attributable to the purchase and sale of marketable securities, capital expenditures and investments in private companies. Net cash provided by investing activities was $7.2 million during the first nine months of 2001, reflecting $7.5 million from the redemption of marketable securities, offset by $0.3 million of capital expenditures.

   Net cash used for financing activities of $29.1 million during the first nine months of 2001 consisted of $31.2 million used for acquisitions of representation contracts, offset by $2.1 million in proceeds from the issuance of common stock to our employees' Stock Growth Plan.

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

   We issued the Senior Subordinated Notes under an indenture that limits our ability to engage in various activities. Among other things: we are generally not able to pay any dividends to our shareholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances; and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes.

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

  . The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused significant uncertainty. While the short and long term consequences of these events are uncertain, they could have a material adverse effect on general economic conditions, consumer confidence, advertising and the media industry.

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

                               OTHER INFORMATION

Item 1. Legal Proceedings

   None.

Item 2. Changes in Securities and Use of Proceeds

   In September 2001, we issued 142,450 shares of our Class B common stock to our Stock Growth Plan and Trust at a price of $3.51 per share for net cash proceeds of $500,000. The purchase price per share represented the average closing sales price of our Class A common stock on the Nasdaq National Market for the 20-day trading period ending immediately prior to the date the shares were issued. We believe the issuance of these shares is exempt pursuant to
Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   We held our annual meeting of shareholders on August 16, 2001, for the purpose of electing two directors to our Board of Directors for a term of three years and ratifying the appointment of Arthur Anderesen LLP as our independent auditors for the 2001 fiscal year. Leslie D. Goldberg and John E. Palmer were elected to serve on the Board of Directors until our annual meeting of shareholders in 2004; Ralph C. Guild, Marc G. Guild and Howard M. Brenner are still serving their existing terms as directors.

   Messrs. Goldberg and Palmer were elected as directors by a vote of 37,516,787 votes in favor of their election and 101,325 votes against. The votes cast in favor of Messrs. Goldberg and Palmer represented 99.7% of the total number of votes cast.

   The proposal to ratify the appointment of Arthur Andersen LLP as our independent auditors for the 2001 fiscal year was approved by a vote of 37,615,262 votes in favor of the proposal, 800 votes against and 2,050 abstentions. The votes cast in favor of the proposal represented 99.9% of the total number of votes cast.

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

                                          INTEREP NATIONAL RADIO SALES, INC.

                                          By:   /S/ WILLIAM J. MCENTEE, JR.
                                             -----------------------------------
                                                 William J. McEntee, Jr.
                                          Vice President and Chief Financial
                                                         Officer

November 14, 2001