Form 10-K405
period 2001-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2002-04-01
CIK 796735

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ________ to ________

                       Commission file number 000-28395

                      INTEREP NATIONAL RADIO SALES, INC.
            (Exact name of registrant as specified in its charter)
                      New York                 13-1865151
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                100 Park Avenue, New              10017
                   York, New York
                (Address of principal          (Zip Code)
                 executive offices)

                                (212) 916-0700
             (Registrant's telephone number, including area code)

     Securities registered under Section 12(b) of the Exchange Act:  None.
        Securities registered under Section 12(g) of the Exchange Act:

                                        Name of Each Exchange on
                 Title of Each Class        Which Registered
                 -------------------        ----------------
              Class A Common Stock, par  Nasdaq National Market
                value $0.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 25, 2002, the aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Class A Common Stock on The Nasdaq Stock Market, as reported in the Wall Street Journal, was $23,803,690 (this excludes shares owned beneficially by directors, executive officers, the registrant's Employee Stock Ownership Plan or the registrant's Stock Growth Plan).

    The number of shares of the registrant's Common Stock outstanding as of the close of business on March 25, 2002, was 5,060,237 shares of Class A Common Stock, and 4,164,389 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

    Throughout this Annual Report, when we refer to "Interep" or "the Company," we refer collectively to Interep National Radio Sales, Inc. and all of our subsidiaries unless the context indicates otherwise or as otherwise noted.

              IMPORTANT NOTE REGARDING FORWARD LOOKING STATEMENTS

    Some of the statements made in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should review the factors noted in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Factors That May Affect Our Results of Operations" for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

                                    PART I

Item 1.  BUSINESS

General

    Interep is the largest independent national spot radio representation or "rep" firm in the United States. We are the exclusive rep firm for over 2,000 radio stations nationwide, including radio stations owned by seven of the ten largest radio groups by revenue. Our market share in the ten largest U.S. radio markets (as defined by Arbitron) was an estimated 55% for 2001. We serve innovative radio station groups, while still meeting the needs of independent stations nationwide. We have grown to be a leader in radio by improving our clients' advertising revenues, acquiring station representation contracts, creating and acquiring other rep firms and offering advertisers creative marketing solutions to achieve their goals. Today, our solutions include not only radio, but the Internet.

    Our 21 offices across the country enable us to serve our radio station clients and advertisers in all 50 states and portions of Mexico and Canada. We provide national sales representation for clients whose diverse formats include country, rock, sports, Hispanic, classical, urban, news, talk, oldies, adult contemporary, jazz, contemporary hits and public radio. We have developed strong relationships with our clients and the agencies and buying services that purchase advertising.

    Interep is an advertising sales and marketing company that is a preeminent leader in the radio industry. We believe we can extend our success in radio to other types of media that we integrate into our roster of marketing and sales services. We have already incorporated the Internet into our service offerings, and believe that Internet advertising presents growth opportunities similar to those present in the early days of radio advertising. Our intention is to enable our clients to exploit the strong overlap in demographic composition and usage patterns between radio listeners and Internet users.

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

    Strong Relationships with Advertisers; National Presence. Our strong relationships with advertisers, advertising agencies and media buying services nationwide enable us to promote our client stations effectively and position us to present other types of media to them. We understand the markets and the advertisers' needs. We work closely with advertisers to help them develop and refine radio advertising strategies and to support their purchases of advertising time on our client stations. Our sales force is strategically located across the country to provide effective coverage of all major media buying centers. Our market leadership enhances our value to advertisers, increases our ability to sell air time for clients and allows us to package radio stations creatively to meet advertisers' special needs. We believe that our market leadership will enable us to integrate Internet advertising and other forms of advertising media into our business.

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

    We Continue to Innovate. We are developing and testing RadioExchange(TM), an Internet-based system for enhancing communications among advertisers, rep firms and radio stations about air time inventory and order placement. Another example is Interep Interactive, which we organized in 1999 to focus on the Internet. In late 2000, we merged Interep Interactive with Cybereps, Inc., an independent Internet advertising firm in which we already had a minority interest. The combined company sells Internet advertising by serving as an intermediary between website operators and advertisers in need of suitable websites to communicate their messages. We also provide online marketing research on a secure basis to clients and advertisers.

    Our Interep Marketing Group is another example of our proactive, innovative approach to sales. This Group advances the ongoing growth of radio advertising by focusing on advertisers who do not use or who underutilize radio advertising. The Group's sales force works with these advertisers to demonstrate how radio can help them achieve their goals and create marketing opportunities. We believe that the Group has contributed to the growth of radio advertising revenues in the aggregate and, by extension, our own growth.

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

    Experienced Management Team. We have an experienced and entrepreneurial management team, headed by our Chief Executive Officer, Ralph C. Guild, a recognized leader and innovator in the radio industry. Our senior sales management have an average of over 25 years of industry experience and significant equity ownership in Interep.

    Cross Marketing. Our strong relationships with advertisers places us in a unique position to offer all of our marketing services to them. The Interep Marketing Group works closely with our radio and Internet sales forces to cross-market Internet advertising with radio and to reach potential radio advertisers who currently advertise over other media. We intend to leverage our ability to cross-market as we incorporate other advertising media into the services we offer our advertisers.

    Independence. We are a publicly owned company. We believe that our independence reduces perceived conflicts of interest in our sales efforts on behalf of our clients.

    Strategic Investments. We have made investments in Internet advertising. We will continue to consider strategic investments or acquisitions in our industry and in new media to improve our market share and to better leverage our marketing capabilities.

Clients

    Our client radio stations generally retain us on an exclusive basis through written agreements. These rep contracts generally provide for an initial term followed by an "evergreen" period, meaning that the contract term continues until canceled following 12 months' prior notice. If the client terminates the contract without cause, the rep contracts generally provide for termination payments equal to the estimated commissions that would have been payable to the rep firm during the remaining portion of the term and the evergreen period, plus two months. For example, if a contract with an initial term of five years and a one-year evergreen period is canceled after three years, we would be compensated in an amount equal to 38 months of commissions:
24 months for the remaining term, 12 months for the evergreen notice period, plus two "spill over" months. "Spill over" commissions are those earned on advertising placed or committed to prior to the contract termination but broadcast later. It is customary in the industry for the successor rep firm to make this payment. However, certain contracts representing material revenues permit clients in certain circumstances to terminate their agreements with less than 12 months' notice and pay termination and evergreen payments over shorter periods of time.

    For the year ended December 31, 2001, no station or station group, other than Infinity, accounted for more than 10 percent of our commission revenues.

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

    We believe that our ability to compete successfully is based on:

   .  the number of stations and the inventory of air we represent;

   .  our strong relationships with advertisers;

   . the experience of our management and the training and motivation of our sales personnel;

   .  our past performance;

   .  our ability to offer unwired networks;

   .  our use of technology; and

   .  our research and marketing services for clients and advertisers.

    We believe that we compete effectively, in part, through our employees' knowledge of, and experience in, our business and industry and their long standing relationships with clients.

Employees

    As of December 31, 2001, we employed approximately 540 employees, substantially all of whom were sales-related personnel. None of our employees are represented by a union. We believe that our relations with our employees are excellent.

Executive Officers

    The following table sets forth certain information regarding our executive officers:

 Name                    Age                     Positions
 ----                    ---                     ---------
 Ralph C. Guild......... 74  Chairman of the Board and Chief Executive Officer;
                             Director
 Marc G. Guild.......... 52  President, Marketing Division; Director
 William J. McEntee, Jr. 59  Vice President and Chief Financial Officer

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

Financial Information

    Please refer to our financial statements in this Report commencing on page F-1 for information regarding our results of operations. Substantially all of our revenues are generated in, and our long-lived assets are located in, the United States.

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

    Katz Media Group, Inc., our principal competitor, and certain of its subsidiaries (together, "Katz"), instituted separate actions against four of our radio station clients in the New York Supreme Court, County of New York, from 1999 to 2001. In each case, our client (or its predecessor) was formerly represented by Katz, and Katz sued for monetary damages for alleged breaches of the representation agreement between Katz and the client stemming from the termination of the agreement by the client when it opted to retain us as its rep firm. In each case, we had agreed to indemnify our client against any liabilities that may arise from such termination, including customary termination payments and the costs of the litigation. The dispute in each case primarily concerned whether termination payments were owed to Katz, and, if so, the amount of such payments. The parties have entered into an agreement in principle to settle this litigation. The terms of the settlement provide that various contract termination payments payable by both parties to each other will be offset, leaving a balance payable by Interep to Katz, which will be paid in installments through 2005.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    We listed our Class A Common Stock for quotation on the Nasdaq National Market on December 9, 1999. The Class A Common Stock trades under the symbol "IREP." On March 25, 2002, the last sale price of the Class A Common Stock on the Nasdaq National Market was $4.50 per share. The following table sets forth the range of high and low closing prices for our Class A Common Stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                        Quarter              High   Low
                        -------             ------ -----
                        First Quarter 2000. $15.00 $6.69
                        Second Quarter 2000 $ 7.50 $5.31
                        Third Quarter 2000. $ 6.75 $3.13
                        Fourth Quarter 2000 $ 4.00 $2.75
                        First Quarter 2001. $ 6.06 $3.38
                        Second Quarter 2001 $ 5.80 $2.38
                        Third Quarter 2001. $ 7.20 $2.75
                        Fourth Quarter 2001 $ 5.14 $2.30

    As of March 25, 2002, there were approximately 132 holders of record of our Class A Common Stock. We believe that there are approximately 1,100 beneficial owners of our Class A Common Stock.

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

    On June 29, 2001, Interep sold 308,641 shares of Class B Common Stock to the Interep Stock Growth Plan at a price per share of $4.86 for an aggregate purchase price of $1,500,000. The purchase price was determined based on the trailing 20 trading-day average of Interep's Class A Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock.

    On September 1, 2001, Interep sold 142,450 shares of Class B Common Stock to the Interep Stock Growth Plan at a purchase price per share of $3.51 for an aggregate purchase price of $500,000. The share price was determined in the same manner as it was for the June 2001 issuance.

    On December 30, 2001, Interep sold 229,239 shares of Class B Common Stock to the Interep Stock Growth Plan at a purchase price per share of $3.42 for an aggregate purchase price of $783,997. The share price was determined in the same manner as it was for the June 2001 issuance.

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

Item 6.  SELECTED FINANCIAL DATA

    The following table contains selected consolidated financial information derived from our audited consolidated financial statements set forth elsewhere in this Form 10-K or in Forms 10-K previously filed with the SEC, and you should review the data in the table below in conjunction with those audited consolidated financial statements and the notes thereto. The following tables summarize certain consolidated financial data derived from the audited consolidated financial statements of the Company for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

                                                           Year Ended December 31,
                                         -----------------------------------------------------------
                                            2001         2000        1999        1998        1997
                                         -----------  ----------  ----------  ----------  ----------
                                                      (in thousands, except share data)
Statement of Operations Data:
Commission revenues.....................  $   81,128  $  100,599  $   96,540  $   87,735  $   87,096
Contract termination revenue............      21,431       7,171       6,838      37,221      26,586
                                         -----------  ----------  ----------  ----------  ----------
    Total revenues......................     102,559     107,770     103,378     124,956     113,682
Operating expenses:
Selling, general and administrative
  expenses..............................      77,707      77,731      78,774      73,482      75,676
Depreciation and amortization expense...      36,673      26,448      32,717      36,436      28,954
                                         -----------  ----------  ----------  ----------  ----------
Total operating expenses................     114,380     104,179     111,491     109,918     104,630
                                         -----------  ----------  ----------  ----------  ----------
Operating (loss) income.................     (11,821)      3,591      (8,113)     15,038       9,052
Interest expense, net...................       9,416       7,796      10,213       6,744       3,779
Loss on equity investment...............       3,340         378          --          --          --
Other income............................        (236)         --          --          --          --
                                         -----------  ----------  ----------  ----------  ----------
(Loss) income before (benefit) provision
  for income taxes......................     (24,341)     (4,583)    (18,326)      8,294       5,273
(Benefit) provision for income taxes....      (4,486)     (1,678)     (6,148)      3,446       2,359
                                         -----------  ----------  ----------  ----------  ----------
Net (loss) income.......................     (19,855)     (2,905)    (12,178)      4,848       2,914
Preferred stock dividend requirements
  and redemption premium................          --          --          --       5,031       1,590
                                         -----------  ----------  ----------  ----------  ----------
Net (loss) income applicable to common
  shareholders..........................  $  (19,855) $   (2,905) $  (12,178) $     (183) $    1,324
                                         ===========  ==========  ==========  ==========  ==========
Basic (loss) earnings per common share..  $    (2.28) $    (0.31) $    (1.97) $    (0.03) $     0.18
                                         ===========  ==========  ==========  ==========  ==========
Basic weighted average common shares
  outstanding...........................   8,715,129   9,306,826   6,182,191   6,743,803   7,476,228
Diluted (loss) earnings per common
  share.................................  $    (2.28) $    (0.31) $    (1.97) $    (0.03) $     0.17
                                         ===========  ==========  ==========  ==========  ==========
Diluted weighted average common
  shares outstanding....................   8,715,129   9,306,826   6,182,191   6,743,803   7,663,874

                                                            December 31,
                                           ---------------------------------------------
                                             2001     2000     1999     1998      1997
                                           -------- -------- -------- --------  --------
                                                           (in thousands)
Balance Sheet Data:
Cash and cash equivalents................. $ 11,502 $ 23,681 $ 66,725 $ 32,962  $  1,419
Marketable securities.....................       --    9,965       --       --        --
Working capital...........................   41,499   54,634   87,134   66,111    31,516
Total assets..............................  179,729  221,544  226,320  184,508   141,030
Long-term debt (including current portion)   99,000   99,000  100,000  100,103    44,425
Redeemable preferred stock................       --       --       --       --     6,924
Redeemable common stock...................       --       --       --       --     4,522
Stockholders' equity (deficit)............    4,290   20,570   33,486   (1,222)   (1,609)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is based upon and should be read in conjunction with the previous section, Selected Financial Data, and our Consolidated Financial Statements, including the notes thereto, which begin on page F-1.

Overview

    We derive a substantial majority of our revenues from commissions on sales by us of national spot radio advertising airtime for the radio stations we represent. Generally, advertising agencies or media buying services retained by advertisers purchase national spot advertising time. We receive commissions from our client radio stations based on the national spot radio advertising billings of the station, net of standard advertising agency and media buying services commissions. We enter into written representation contracts with our clients, which include negotiated commission rates. Because commissions are based on the prices paid to radio stations for spots, our revenue base is essentially adjusted for inflation.

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

    A number of factors influence the performance of the national spot radio advertising market, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the amount spent on advertising generally, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio. In this regard, we, like other media businesses, were adversely affected by a slowing economy generally, and the events of September 11, 2001, in particular, which we believe contributed to a decrease in the amount spent on advertising in 2001.

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

    We recognize revenues on a contract termination as of the effective date of the termination. When a contract is terminated, we write off in full the unamortized portion, if any, of the cost we originally incurred on our acquisition of the contract. When we enter into a representation contract with a new client, we amortize the contract acquisition cost in equal monthly installments over the life of the new contract. As a result, our operating income is affected, negatively or positively, by the acquisition or loss of client stations. We are unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12-month "trailing period" preceding the date of termination. The amount recognized by us as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments has increased since 1996, their impact on our revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

    During 1999, we entered the Internet advertising business. Revenues and expenses from this business are affected by the level of advertising on the Internet generally, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers. In December 2000, we merged our Interep Interactive business with Cybereps, Inc., an Internet advertising and marketing firm in which we had a minority interest, in exchange for a majority interest in the combined enterprise. See a further discussion of our Internet investments in "Liquidity and Capital Resources", below.

    Our selling and corporate expense levels are dependent on management decisions regarding operating and staffing levels, our commission income and inflation. Selling expenses represent all costs associated with our marketing, sales and sales support functions. Corporate expenses include items such as corporate management, corporate communications, financial services, advertising and promotion expenses and employee benefit plan contributions.

    Our business generally follows the pattern of advertising expenditures. It is seasonal to the extent that radio advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be weaker during the first calendar quarter. Radio advertising also generally increases during the second and third quarters due to holiday-related advertising, school vacations and back-to-school sales. Additionally, radio tends to experience increases in the amount of advertising revenues as a result of special events such as political election campaigns. Furthermore, the level of advertising revenues of radio stations, and therefore our level of revenues, is susceptible to prevailing general and local economic conditions and the corresponding increases or decreases in the budgets of advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

    Commission revenues. Commission revenues for 2001 decreased approximately 19.4% to $81.1 million from $100.6 million for 2000. This $19.5 million decrease was primarily a result of an overall decline in the advertising market, including cancellations resulting from the events of September 11, 2001, as well as the substantial reduction in advertising by Internet companies. Moreover, 2001 had 52 broadcast weeks, as compared to 53 weeks in 2000, although the extra week, which fell between Christmas and New Year's day, is traditionally a very slow period for national spot radio advertising.

    Contract termination revenue. Contract termination revenue in 2001 increased $14.2 million to $21.4 million from $7.2 million in 2000. This 197% increase was primarily attributable to the settlement in May 2001 of our dispute regarding the amount due us as contract termination revenue from the termination of our representation contract with Clear Channel in December 1999. Excluding this settlement, contract termination revenue decreased 54% from 2000. During 2001, approximately 118 stations terminated representation contracts with us, which had generated an aggregate of approximately $0.8 million of commission revenue during their 12-month trailing periods.

    Selling expenses. Selling expenses for 2001 decreased to $65.6 million from $66.4 million during 2000. This decrease of $0.8 million, or approximately 1.2%, would have been significantly larger (approximately 8%) due to the related decrease in commission revenue, if not for an offset of $3.5 million in restructuring charges and $0.7 million in non-cash compensation charges on stock option incentives. In 2001, we implemented a strategic restructuring program in response to difficult economic conditions and to further support our competitive position. The restructuring charges are primarily comprised of termination benefits for approximately 53 employees. We believe the restructuring effort will contribute to improved future operating performance.

    General and administrative expenses. General and administrative expenses increased by $0.8 million to $12.1 million for 2001 from $11.3 million for 2000. This 7.1% increase was primarily due to the legal expense incurred in connection with the Clear Channel settlement.

    Depreciation and amortization expense. Depreciation and amortization expense increased to $36.7 million, or 39.0%, for 2001, from $26.4 million in 2000. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. The increase of $10.3 million was primarily due to the write-off of $6.6 million of deferred costs relating to our purchase of the Clear Channel representation contract in 1996. As is our practice, we wrote off this balance of deferred costs in 2001 on the settlement of the termination of the Clear Channel contract.

We acquired representation contracts with approximately 153 new radio stations in 2001. We believe these contracts generated an aggregate of $1.7 million of commission revenues during their 12-month trailing periods prior to their acquisition. Also, in 2001, we recorded an impairment to goodwill of $2.4 million pertaining to our initial investments in Cybereps.

    Operating income (loss). Operating income decreased by $15.4 million, to a loss of $11.8 million for 2001, compared with operating income of $3.6 million in 2000, for the reasons discussed above.

    Interest expense, net. Interest expense, net increased $1.6 million, or 20.5%, to $9.4 million for 2001, from $7.8 million for 2000. This increase primarily resulted from a decrease of interest received on cash reserves, which partially offsets interest payable on our Senior Subordinated Notes.

    Loss on equity investment. In 2001, the loss on equity investment includes our share of losses incurred by Cybereps prior to the consolidation of its operations in October 2001. It also includes a writedown of $1.9 million in the cost basis of privately held investments primarily in the Internet advertising industry.

    Benefit for income taxes. The benefit for income taxes for 2001 increased $2.8 million, or 164.7%, to $4.5 million, compared to $1.7 million for 2000, as a result of the increase in loss before taxes. A valuation allowance was recorded in 2001 due to an uncertainty of realizing our net deferred tax assets in future periods.

    Net loss. Our net loss of approximately $19.9 million for 2001, a $17.0 million increase from the $2.9 million net loss for 2000, was due to the reasons discussed above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Commission revenues. Commission revenues for 2000 increased approximately 4.2% to $100.6 million from $96.5 million for 1999. This $4.1 million increase was primarily attributable to increased sales of national spot advertising on client stations and commissions generated by new representation contracts, offset, in part, by the loss of commission revenues from terminated contracts, principally those with stations owned by Clear Channel, which were terminated in December 1999. Our revenues in 2000 increased only minimally from the fact that 2000 had 53 weeks, as compared to 52 weeks in 1999, for radio broadcast purposes, as the extra week, falling between Christmas and New Year's day, is traditionally a very slow period for national spot radio advertising.

    Contract termination revenue. Contract termination revenue in 2000 increased $0.4 million to $7.2 million from $6.8 million in 1999. This 5.8% increase was primarily attributable to the slightly greater residual value of contracts terminated during 2000 than in 1999. The value of representation contracts acquired or terminated during the last few years has generally tended to increase due to the factors discussed in "Overview" above. Nevertheless, it remains difficult to predict whether contract termination revenue will increase or decrease in a particular year and its impact on overall revenue is expected to continue to be uncertain, due to the variables of contract length and commission generation. During 2000, approximately 200 client stations terminated representation contracts with us, which had generated an aggregate of approximately $1.5 million of commission revenue during their 12-month trailing periods. The amount of contract termination revenue from the termination of the Clear Channel representation contract in December 1999 had not been determined when our 2000

Annual Report on Form 10-K was issued. In May 2001, we entered into an agreement with Clear Channel that established their contract termination obligation to us at approximately $18.1 million. See "Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 -- Contract termination revenue", above.

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

    Depreciation and amortization expense. Depreciation and amortization expense decreased to $26.4 million, or 19.2%, for 2000, from $32.7 million in 1999. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This decrease of $6.3 million was primarily due to the completion of the amortization of certain representation contracts. We acquired representation contracts with approximately 320 new radio stations in 2000. We believe these contracts generated an aggregate of approximately $5.3 million of commission revenues during their 12-month trailing periods prior to their acquisition.

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

    Net loss. Our net loss of approximately $2.9 million for 2000, a $9.3 million decrease from the $12.2 million net loss for 1999, was due to the reasons discussed above.

Liquidity and Capital Resources

    Cash provided from operations and financing transactions has primarily funded our cash requirements. On December 9, 1999 we completed our initial public offering, which resulted in net proceeds of $46.8 million. As of December 31, 2001, we had cash and cash equivalents of $11.5 million and working capital of $41.5 million.

    Cash provided by operations during 2001 amounted to $11.2 million, as compared to $16.3 million and $27.4 million for the years ended 2000 and 1999, respectively. These fluctuations were primarily attributable to contract terminations and changes in working capital components.

    Net cash provided by investing activities during 2001 amounted to $9.3 million, primarily from the sale of marketable securities offset by capital expenditures. Capital expenditures totaled $0.7 million, $0.8 million and $2.9 million for 2001, 2000 and 1999, respectively, primarily for office and computer equipment. Investments in private companies amounted to $4.8 million and $5.7 million for 2000 and 1999, respectively, and consisted of minority equity positions in Internet advertising firms. In December 1999, Ralph Guild acquired shares in one of such firms, Cybereps, Inc., from one of its founders at a price higher than we paid. In February 2000, we invested an additional $1.14 million in Cybereps on the same terms as our initial investment, and in December 2000, we acquired a majority interest in Cybereps through a merger of our Interep Interactive business with Cybereps and an additional investment of $3 million to the combined business.

    We evaluated the carrying value of our investments in such Internet advertising firms and during 2001 recognized an impairment of $2.4 million on the goodwill resulting from the Cybereps investment and $1.9 million on the carrying value of the other privately held investments. As part of the evaluation, we considered, among other factors, the business plans of these firms, the quality and effectiveness of their management teams, their liquidity and capital resource positions, and their business relationships with third parties. There can be no assurance that circumstances affecting these investments, their businesses and the markets in which they operate will not change in a manner which would lead to a conclusion in a future period that an additional impairment had occurred.

    Cash used for financing activities of $32.6 million during 2001 consisted primarily of $35.5 million for acquisitions of representation contracts, offset by $2.9 million of proceeds from the issuance of Class B common stock to our Stock Growth Plan. Cash used for financing activities of $43.9 million during 2000 consisted primarily of $32.2 million for acquisitions of representation contracts and $10.5 million to purchase our stock in the open market. Cash provided by financing activities during 1999 was $15.0 million resulting from the proceeds of our initial public offering, offset by cash used for acquisitions of station representation contracts.

    In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in "Overview," we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

    We do not have any written options on non-financial assets, nor do we have any special-purpose entities. We have not guaranteed any obligations of any of our unconsolidated investments.

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

    We believe that the liquidity resulting from our initial public offering in December 1999 and the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. In this regard, we believe that the cost-saving restructuring we implemented in 2001 should contribute to an improvement in cash flow. Moreover, the improvement in radio advertising pacings experienced in the first quarter of 2002 may be indicative of an improving revenue trend that should also have a positive effect on liquidity and cash flow. At the same time, we are currently seeking additional debt and equity financing to enhance our working capital position.

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

   . The terrorist attacks that occurred in New York City and Washington, D.C., on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused significant uncertainty. While the consequences of these events are uncertain, we believe that they have likely had a material adverse effect on general economic conditions, consumer confidence, advertising and the media industry and may continue to do so in the future.

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

   . Competition could harm our business. Our only significant competitor is Katz Media Group, which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers' total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

   . Acquisitions and strategic investments could adversely affect our business.

   . Our Internet business may suffer if the market for Internet advertising fails to develop or continues to weaken.

New Accounting Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. These statements were effective for the Company beginning January 1, 2001. The Company does not use derivative instruments and therefore the adoption of these statements did not have any impact on its financial position or results of operations.

    SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules. Effective January 1, 2002, the Company will cease amortization of its existing goodwill. The Company is in the process of assessing the impact of adopting the new impairment rules and may incur an impairment charge in accordance with the adoption of this Statement.

    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 requires that a single accounting model be applied to long-lived assets whether such assets are held and used, are to be disposed of other than by sale or disposed of by sale. The accounting model requires the long-lived asset to be recorded at the lower of its carrying amount or its fair value. The statement also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial information required by this item appears in the pages marked F-1 through [F-20] at the end of this Report and is incorporated herein by reference as if fully set forth herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

Items 10 Through 13 Inclusive.

    The information required by Item 10 (Directors and Executive Officers of the Registrant)(other than information as to executive officers of the Company, which is set forth in Part I under the caption "Executive Officers"), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about April 30, 2002.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  Documents Filed as Part of this Report

    Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

Report of Independent Public Accountants.................................... F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000................ F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001,
  2000 and 1999............................................................. F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2001, 2000 and 1999.......................................... F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
  2000 and 1999............................................................. F-6
Notes to Consolidated Financial Statements.................................. F-7

    Financial Statement Schedules. The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

              Schedule II--Valuation and Qualifying Accounts F-22

    Exhibits.  The following Exhibits are filed as part of this Report:

Exhibit No. Description
----------- -----------
  3.1(5)    Restated Certificate of Incorporation of Interep
  3.2(5)    By-Laws of Interep
  4.1(1)    A/B Exchange Registration Rights Agreement, dated July 2, 1998, among Interep, the
            Guarantors, BancBoston Securities Inc., Loenbaum & Company Incorporated and SPP
            Hambro & Co., LLC
  4.2(1)    Indenture, dated July 2,1998, between Interep, the Guarantors and Summit Bank
  4.3(1)    Form of 10% Senior Subordinated Note (Included in Exhibit 4.2)
  4.4(3)    Supplemental Indenture, dated as of March 22, 1999, among American Radio Sales, Inc.,
            Interep, the Guarantors and Summit Bank as Trustee
  4.5(6)    Form of Registration Rights Agreement among the Interep Employee Stock Ownership
            Plan, the Interep Stock Growth Plan and Interep
 10.1(1)    Agreement of Lease, dated December 31, 1992, between The Prudential Insurance
            Company of America and Interep
 10.2(2)    Lease, dated January 1, 1990, between Ralph C. Guild, doing business as The Tuxedo
            Park Executive Conference Center and Interep, as amended by Amendment of Lease, dated December 3, 1998, between Ralph Guild 1990 Trust No. 1 (successor in interest to
            The Tuxedo Park Executive Conference Center) and Interep
 10.3(1)*   Agreement, dated June 29, 1998, between Interep and Ralph C. Guild
 10.4(7)*   Amended and Restated Services Agreement, dated as of January 2, 2001, between Interep and Media Financial Services, Inc.
 10.5(3)*   Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between Interep and Ralph C. Guild
 10.6(7)*   Amended and Restated Employment Agreement, dated as of April 1, 2000, between
            Interep and Marc G. Guild
 10.7(1)*   Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988

Exhibit No. Description
----------- -----------
 10.8(1)*   Amendment and Extension of Option, dated January 1, 1991, between Interep and Ralph
            C. Guild
 10.9(1)*   Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991
 10.10(1)*  Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995
 10.11(1)*  Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991
 10.12(1)*  Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997
 10.13(1)*  Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997
 10.14(1)*  Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997
 10.15(1)*  Supplemental Income Agreement, dated December 31, 1986, between Interep and Ralph
            C. Guild
 10.16(1)*  Agreement, dated June 18, 1993, between Interep and Ralph C. Guild
 10.17(2)*  Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998
 10.18(2)*  Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998
 10.19(2)*  Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998
 10.20(3)*  Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.
 10.21(3)*  Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998
 10.22(7)*  Non-Qualified Stock Option Granted to Ralph C. Guild on April 25, 2000
 10.23(7)*  Non-Qualified Stock Option Granted to Marc G. Guild on April 25, 2000
 10.24(7)*  Non-Qualified Stock Option Granted to William J. McEntee on April 25, 2000
 10.25(4)*  Form of Indemnification Agreement for directors and officers
 10.26(5)*  1999 Stock Incentive Plan
 10.27(6)*  Form of Stock Option Agreement
 10.28(5)   Lease Agreement, dated as of June 30, 1999 between Bronxville Family Partnership,
            L.P. and Interep
 10.29(6)*  Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
 10.30(6)*  Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
 10.31(5)*  Agreement, dated as of November 30, 1999 between Interep and Marc G. Guild
 21.1(7)    Subsidiaries of Interep
 23.1       Consent of Arthur Anderesen LLP (filed herewith)
 99.1       Letter, dated April 1, 2002, from Interep to the SEC regarding Arthur Andersen LLP (filed herewith)

--------
* Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.
(1) Incorporated by reference to Interep's registration statement on Form S-4 (Registration No 333-60575), filed with the Commission on August 4, 1998.
(2) Incorporated by reference to Interep's registration statement on Form S-4/A-2 (Registration No. 333-60575), filed with the Commission on January 26, 1999.
(3) Incorporated by reference to Interep's Annual Report on Form 10-K for its fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999.
(4) Incorporated by reference to Interep's registration statement on Form S-1 (Registration No. 333-88265), filed with the Commission on October 10, 1999.
(5) Incorporated by reference to Interep's registration statement on Form S-1/A-1 (Registration No. 333-88265), filed with the Commission on November 8, 1999.
(6) Incorporated by reference to Interep's registration statement on Form S-1/A-4 (Registration No. 333-88265), filed with the Commission on December 8, 1999.
(7) Incorporated by reference to Interep's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001.

(B) Reports on Form 8-K

    None

                      INTEREP NATIONAL RADIO SALES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Report of Independent Public Accountants..................................................  F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000..............................  F-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999  F-4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001,
  2000 and 1999...........................................................................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999  F-6

Notes to Consolidated Financial Statements................................................  F-7

Financial Statement Schedule for the Years Ended December 31, 2001, 2000 and 1999:

Schedule II--Valuation and Qualifying Accounts............................................ F-22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interep National Radio Sales, Inc.:

    We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interep National Radio Sales, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                          /s/  ARTHUR ANDERSEN LLP

New York, New York
March 14, 2002

                      INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                                                     December 31,
                                                                                  ------------------
                                                                                    2001      2000
                                                                                  --------  --------
                                     ASSETS
Current assets:
Cash and cash equivalents........................................................ $ 11,502  $ 23,681
Marketable securities............................................................       --     9,965
Receivables, less allowance for doubtful accounts of $1,747 and $1,940 in 2001
  and 2000, respectively.........................................................   26,656    33,810
Representation contract buyouts receivable.......................................   12,504     5,266
Current portion of deferred representation contract costs........................   40,368    44,240
Prepaid expenses and other current assets........................................      927     1,075
                                                                                  --------  --------
   Total current assets..........................................................   91,957   118,037
                                                                                  --------  --------
Fixed assets, net................................................................    3,909     5,046
Deferred representation contract costs...........................................   64,521    71,532
Representation contract buyouts receivable.......................................       --     6,718
Investments and other assets.....................................................   19,342    20,211
                                                                                  --------  --------
   Total assets.................................................................. $179,729  $221,544
                                                                                  ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses............................................ $  8,606  $ 16,121
Accrued interest.................................................................    4,950     4,950
Representation contract buyouts payable..........................................   33,161    36,116
Accrued employee-related liabilities.............................................    3,741     6,216
                                                                                  --------  --------
   Total current liabilities.....................................................   50,458    63,403
                                                                                  --------  --------
Long-term debt...................................................................   99,000    99,000
                                                                                  --------  --------
Representation contract buyouts payable..........................................   21,267    34,119
                                                                                  --------  --------
Other noncurrent liabilities.....................................................    4,714     4,452
                                                                                  --------  --------
Commitments and Contingencies:

Shareholders' equity:
Class A common stock, $.01 par value--20,000,000 shares authorized, 4,907,996 and
  4,614,143 shares issued and outstanding at December 31, 2001 and 2000,
  respectively...................................................................       49        46
Class B common stock, $.01 par value--10,000,000 shares authorized, 4,314,463 and
  3,901,486 shares issued and outstanding at December 31, 2001 and 2000,
  respectively...................................................................       43        39
Additional paid-in-capital.......................................................   39,456    35,888
Accumulated deficit..............................................................  (35,258)  (15,403)
                                                                                  --------  --------
   Total shareholders' equity....................................................    4,290    20,570
                                                                                  --------  --------
   Total liabilities and shareholders' equity.................................... $179,729  $221,544
                                                                                  ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)

                                            For the Year Ended December 31,
                                            ------------------------------
                                              2001        2000      1999
                                            --------    --------  --------
      Commission revenues.................. $ 81,128    $100,599  $ 96,540
      Contract termination revenue.........   21,431       7,171     6,838
                                            --------    --------  --------
         Total revenues....................  102,559     107,770   103,378
      Operating expenses:
      Selling expenses.....................   65,604      66,410    67,995
      General and administrative expenses..   12,103      11,321    10,779
      Depreciation and amortization expense   36,673      26,448    32,717
                                            --------    --------  --------
         Total operating expenses..........  114,380     104,179   111,491
      Operating (loss) income..............  (11,821)      3,591    (8,113)
      Interest expense, net................    9,416       7,796    10,213
      Loss on equity investment............    3,340         378        --
      Other income.........................     (236)         --        --
                                            --------    --------  --------
      Loss before benefit for income taxes.  (24,341)     (4,583)  (18,326)
      Benefit for income taxes.............   (4,486)     (1,678)   (6,148)
                                            --------    --------  --------
      Net loss............................. $(19,855)   $ (2,905) $(12,178)
                                            ========    ========  ========
      Basic and diluted loss per share..... $  (2.28)   $  (0.31) $  (1.97)
                                            ========    ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                      INTEREP NATIONAL RADIO SALES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands except share information)

                                       Class A            Class B
                                     Common Stock       Common Stock                                         Treasury Stock
                                  -----------------  -----------------             -                      -------------------
                                    Shares    Amount   Shares    Amount Additional Accumulated Receivable   Shares    Amount
                                  ----------  ------ ----------  ------  Paid-in     Deficit      from    ----------  -------
                                                                         Capital   -----------    ESOP
                                                                        ----------             ----------
Balance, January 1, 1999.........         --   $ --   6,991,350   $ 70   $  1,107   $   (320)     $(82)   (1,079,716) $(1,997)
Net loss.........................         --     --          --     --         --    (12,178)       --            --       --
Treasury stock purchases.........         --     --          --     --         --         --        --          (172)     (14)
Retirement of treasury stock.....         --     --  (1,079,888)   (11)    (2,000)        --        --     1,079,888    2,011
Reduction of receivable from
  ESOP...........................         --     --          --     --         --         --        82            --       --
Conversion of common stock.......    987,500     10    (987,500)   (10)        --         --        --            --       --
Sale of common stock under public
  offering, net of expenses......  4,429,167     44          --     --     46,774         --        --            --       --
                                  ----------   ----  ----------   ----   --------   --------      ----    ----------  -------

Balance, December 31, 1999.......  5,416,667     54   4,923,962     49     45,881    (12,498)       --            --       --
Net loss.........................         --     --          --     --         --     (2,905)       --            --       --
Conversion of common stock.......  1,022,476     10  (1,022,476)   (10)        --         --        --            --       --
Stock repurchases................ (1,825,000)   (18)         --     --    (10,528)        --        --            --       --
Earned compensation, executive
  stock options..................         --     --          --     --        535         --        --            --       --
                                  ----------   ----  ----------   ----   --------   --------      ----    ----------  -------

Balance, December 31, 2000.......  4,614,143     46   3,901,486     39     35,888    (15,403)       --            --       --
Net loss.........................         --     --          --     --         --    (19,855)       --            --       --
Conversion of common stock.......    267,353      3    (267,353)    (3)
Exercise of stock options........     26,500                                   76         --        --            --       --
Issuance to Stock Growth Plan....         --     --     680,330      7      2,777         --        --            --       --
Earned compensation, executive
  stock options..................         --     --          --     --        715         --        --            --       --
                                  ----------   ----  ----------   ----   --------   --------      ----    ----------  -------

Balance, December 31, 2001.......  4,907,996   $ 49   4,314,463   $ 43   $ 39,456   $(35,258)     $ --            --  $    --
                                  ==========   ====  ==========   ====   ========   ========      ====    ==========  =======

 The accompanying notes are an integral part of these consolidated statements.

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                              For the Year Ended December 31,
                                                                              ------------------------------
                                                                                2001        2000      1999
                                                                              --------    --------  --------
Cash flows from operating activities:
Net loss..................................................................... $(19,855)   $ (2,905) $(12,178)
Adjustments to reconcile income to net cash provided by operating activities:
   Depreciation and amortization.............................................   36,673      26,448    32,717
   Equity Loss on equity investment..........................................    3,340         378        --
   Non-cash compensation expense.............................................      715         535        --
Changes in assets and liabilities--
   Receivables...............................................................    7,154      (1,728)    3,022
   Representation contract buyouts receivable................................     (520)       (886)    7,269
   Prepaid expenses and other current assets.................................      148         (47)      179
   Other noncurrent assets...................................................   (6,772)       (545)   (1,480)
   Accounts payable and accrued expenses.....................................   (7,515)     (2,413)    1,894
   Accrued interest..........................................................       --         (50)       28
   Accrued employee-related liabilities......................................   (2,475)     (1,407)    1,103
   Other noncurrent liabilities..............................................      262      (1,048)   (5,173)
                                                                              --------    --------  --------
Net cash provided by operating activities....................................   11,155      16,332    27,381
                                                                              --------    --------  --------
Cash flows from investing activities:
Additions to fixed assets....................................................     (681)       (791)   (2,900)
Increase in other investments................................................       --      (4,840)   (5,678)
Redemption of marketable securities..........................................    9,965          --        --
Purchase of marketable securities............................................       --      (9,800)       --
                                                                              --------    --------  --------
Net cash provided by (used in) investing activities..........................    9,284     (15,431)   (8,578)
                                                                              --------    --------  --------
Cash flows from financing activities:
Station representation contracts payments....................................  (35,478)    (32,235)  (31,926)
Debt repayments..............................................................       --      (1,000)       --
Sales and issuances of stock, net of issuance costs..........................    2,860          --    46,774
Stock repurchases............................................................       --     (10,546)      (14)
Other, net...................................................................       --        (164)      126
                                                                              --------    --------  --------
Net cash (used in) provided by financing activities..........................  (32,618)    (43,945)   14,960
                                                                              --------    --------  --------
Net (decrease) increase in cash and cash equivalents.........................  (12,179)    (43,044)   33,763
Cash and cash equivalents, beginning of year.................................   23,681      66,725    32,962
                                                                              --------    --------  --------
Cash and cash equivalents, end of year....................................... $ 11,502    $ 23,681  $ 66,725
                                                                              ========    ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid................................................................ $  9,900    $ 10,000  $  9,972
Income taxes paid, net.......................................................      452         354       906
Non-cash investing and financing activities:
Station representation contracts acquired.................................... $ 19,648    $ 47,984  $ 41,266

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

  Revenue Recognition

    The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. Fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. For the years ended December 31, 2001, 2000 and 1999, commission revenues include revenue derived from sales of advertising on the internet of $761, $787 and $210, respectively. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2001, 2000, and 1999 had 52, 53, and 52 weeks, respectively.

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

    Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. In 2000 and 1999, contract termination revenue was offset by $1,691 and $290, respectively, representing the write-off of unamortized contract acquisition cost remaining which relates to the respective contracts sold. No such offset existed in 2001.

  Cash and Cash Equivalents and Marketable Securities

    The Company considers cash in banks and investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of investments in debt securities with original maturities of less than twelve months. During 2001, the Company liquidated its marketable equity securities for book value.

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


  Fixed Assets, net

    Furniture, fixtures and equipment are recorded at cost and are depreciated over three to ten-year lives, and leasehold improvements are amortized over the shorter of the lives of the leases or assets, all on a straight-line basis.

  Depreciation and Amortization Expense

    A summary of depreciation and amortization expense for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                            2001    2000    1999
                                           ------- ------- -------
Depreciation of fixed assets.............. $ 1,818 $ 1,473 $ 1,484
Amortization of contract acquisition costs  30,553  22,852  28,291
Amortization of intangible assets.........   4,302   2,123   2,942
                                           ------- ------- -------
                                           $36,673 $26,448 $32,717
                                           ======= ======= =======

    In 2001, amortization of contract acquisition costs includes the writeoff of approximately $6 million of deferred contract acquisition costs related to the Clear Channel settlement (see Note 11). Additionally, in 2001, amortization of intangible assets includes a $2.4 million charge for goodwill impairment (see below).

  Long-Lived Assets

    The excess of costs of purchased businesses over the fair value of assets acquired is included in Other Assets on the accompanying consolidated balance sheets. These costs are being amortized using the straight-line method over 5 years.

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", recoverability of intangible assets is assessed periodically and impairments, if any, are recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis. In 2001, the Company has recorded impairment of goodwill on one of its investments of approximately $2.4 million.

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

  Restructuring Charges

    A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company's competitive position. In 2001, the accompanying

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

statement of operations includes restructuring charges of $3,471 which is included in selling expenses. The restructuring charges are primarily comprised of employee termination benefits. The restructuring program has resulted in the termination of approximately 53 employees. The effect of the restructuring charges is to increase basic loss per share by $0.40. At December 31, 2001, the accompanying consolidated balance sheet includes accruals relating to the restructuring program of $2,917, of which $2,175 is included in accrued employee related liabilities and $742 is included in other noncurrent liabilities.

  Loss per Share

    Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 8,715,129, 9,306,826, and 6,182,191 for the years ended December 31, 2001, 2000, and 1999, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2001, 2000, and 1999, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

  Income Taxes

    Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

  Segment Reporting

    Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from representation operations and related activities. The Company's management decisions are based on operating cash flow (defined as operating income before depreciation, amortization, and management fees), general and administrative expenses of $12,103, $11,321, and $10,779 in 2001, 2000, and 1999, respectively, and adjusted EBITDA (operating income excluding contract termination revenue and depreciation and amortization expense) of $3,421, $22,868, and $17,766, in 2001, 2000, and 1999, respectively.

  New Accounting Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. These statements were effective for the Company beginning January 1, 2001.

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

The Company does not use derivative instruments and therefore the adoption of these statements did not have any impact on its financial position or results of operations.

    SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules. Effective January 1, 2002, the Company will cease amortization of its existing goodwill. The Company is in the process of assessing the impact of adopting the new impairment rules and may incur an impairment charge in accordance with the adoption of this Statement.

    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 requires that a single accounting model be applied to long-lived assets whether such assets are held and used, are to be disposed of other than by sale or disposed of by sale. The accounting model requires the long-lived asset to be recorded at the lower of its carrying amount or its fair value. The statement also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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

2.   Acquisitions and Investments

    In December 2000, the Company invested $3 million in Cybereps, Inc. increasing its ownership percentage from 16% to 51%. The Company retroactively accounted for the investment using the equity method of accounting and for the years ended December 31, 2001 and 2000, has recorded an equity loss on the investment of $1,561 and $378, respectively. In October 2001, the Company assumed effective control of Cybereps' operations and has consolidated its operations from that date. The operating loss included in the accompanying statement of operations from the date of

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

consolidation through December 31, 2001 is approximately $325. In addition, the Company has written off approximately $2.4 million of goodwill derived from its initial investments in Cybereps.

    In September 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1 million paid upon closing and a maximum of $3 million to be paid contingent upon certain future performance measures over the next five years. The performance measures were met for the years ended December 31, 2000 and 1999 and therefore, the Company has paid an additional $1.5 million to date. The performance measures were not met for the year ended December 31, 2001. The acquisition has been accounted for by the purchase method; accordingly, operating results are included in the accompanying statements of operations from the date of purchase. The acquired assets include fixed assets, current assets and rights to certain service agreements. The excess of cost over the fair market value of the assets acquired is being amortized over a five year period.

    The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. During 2001, the Company recorded a write down of $1.9 million to reflect these investments at their net realizable value. This charge is included in loss on investments in the accompanying statement of operations. The total carrying value of these investments was $2.6 million and $4.1 million as of December 31, 2001 and 2000, respectively, representing a range of ownership from 8% to 16% of the affiliated companies.

3.   Fixed Assets

    Fixed assets are comprised of the following:

                                                         December 31,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
      Furniture and equipment........................ $ 15,448  $ 14,767
      Leasehold improvements.........................    6,133     6,133
      Equipment held under lease.....................    3,461     3,461
                                                      --------  --------
                                                        25,042    24,361
      Less--Accumulated depreciation and amortization  (21,133)  (19,315)
                                                      --------  --------
      Fixed assets, net.............................. $  3,909  $  5,046
                                                      ========  ========

4.   Accounts Payable

    The Company utilizes a cash management system whereby overnight investments are determined daily. Included in accounts payable are $7,941 and $9,800 of book overdrafts as of December 31, 2001 and 2000, respectively, which result from this cash management program.

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


5.  Employee Stock Plans

  Employee Stock Ownership Plan

    Under the terms of the Company's nonleveraged Employee Stock Ownership Plan ("ESOP") and Trust ("ESOT"), the Company may make annual contributions to the ESOT in the form of either cash or Class B common stock of the Company for the benefit of eligible employees. In lieu of contributions, the Company may repurchase shares of Class B common stock from the ESOP or advance money to the plan from time to time. The amount of annual funding is at the discretion of the Board of Directors of the Company except that the minimum amount must be sufficient to enable the ESOT to meet its current obligations. No cash contributions were made by the Company in 2001, 2000, and 1999 and consequently no compensation cost was incurred during 2001, 2000, or 1999.

    Pursuant to the ESOP, as amended, employees of the Company and each of its subsidiaries are eligible to participate, subject to certain uniform requirements. Upon leaving the Company, employees may sell the shares back to the ESOT at the then fair market value of the Company's Class B common stock. Prior to the initial public offering (see Note 9), distributions were made in quarterly installments over a period not to exceed five years, depending upon the former employee's total account balance. Effective with the initial public offering, the distribution rule was amended to lump sum distribution.

    As of December 31, 2001 and 2000, the Company's ESOP owned 1,403,869 and 1,561,454 Class B common shares, respectively, representing approximately 15.2% and 18.3%, respectively, of the Company's total shares outstanding, before consideration of common stock equivalents. During 2001, the ESOP transferred 119,576 shares to the Company's 401(k) Plan (see Note 6). All shares owned by the ESOP as of December 31, 2001 and 2000 were allocated and earned.

  Stock Growth Plan

    On January 1, 1995, the Company established the Stock Growth Plan, a qualified stock bonus plan through which a portion of qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. The Company, through employee withholdings, makes regular monthly cash contributions to the Stock Growth Plan. For the years ended December 31, 2001, 2000, and 1999, the Company recorded compensation expense of $2,708, $2,949, and $2,672, respectively in relation to these contributions. Contributions to the Stock Growth Plan are used to repurchase shares of Interep Class B common stock from the ESOP and shares held by terminated employees. As of December 31, 2000, the Company had a contribution accrual of $695 due to the Stock Growth Plan. No accrual was required as of December 31, 2001.

    During 2001, the Company issued 680,330 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $2.8 million. The shares were issued at the current fair market value on the date of issuance. During 2001 and 2000, the Stock Growth Plan purchased 13,000 and 103,000 shares, respectively, on the open market at a weighted average fair value of $3.63 and $5.76,

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

respectively. As of December 31, 2001 and 2000, the Stock Growth Plan owned 2,269,103 and 1,775,951 Class B common shares, respectively, and 104,112 and 100,592 of Class A common shares, respectively, representing approximately 25.7% and 21.9%, respectively, of the Company's total shares outstanding, before consideration of common stock equivalents. Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants are made in cash upon termination of employment over a period not to exceed three years.

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

    A summary of the stock options outstanding during the years ended December 31, 2001, 2000, and 1999 is set forth below:

                                                                 Weighted
                                                                 Average
                                                      Number of  Exercise
                                                       Shares     Price
                                                      ---------  --------
       Outstanding at December 31, 1999 and 1998..... 4,231,439   $3.77
       Granted during 2000, repriced in 2000.........   775,300    2.81
                                                      ---------   -----
       Outstanding at December 31, 2000.............. 5,006,739    3.62
       Exercised during 2001.........................   (26,500)   2.81
       Forfeited during 2001.........................   (87,150)   2.81
                                                      ---------   -----
       Outstanding at December 31, 2001.............. 4,893,089   $3.64
       Options exercisable at December 31, 2000...... 4,485,000    3.72
       Options exercisable at December 31, 2001...... 4,649,326    3.69

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


    The following table summarizes information regarding the stock options outstanding at December 31, 2001, pursuant to the terms of the Plan:

                           At                   Remaining
                      December 31,    Exercise Contractual
                          2001         Price      Life
                      ------------    -------- -----------
                         208,960       $1.56    4 Years
                         313,440        2.77    4 Years
                         417,920        3.91    4 Years
                         835,839        3.80    6.5 Years
                       1,985,119        4.02    6.5 Years
                         470,161        4.20    7 Years
                         661,650        2.81    8.5 Years
                         -----
                       4,893,089
                       =========

    In April 2000, the Company granted options to purchase 775,300 shares of Class A common stock at an exercise price of $8.77. In December 2000, the Company repriced these options to an exercise price of $2.81 which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has recorded compensation expense of $715 and $535 for the years ended December 31, 2001 and 2000, respectively.

    The Company has adopted the disclosure provisions of FASB Statement No. 123, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No. 25, in accounting for stock option plans. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates consistent with the disclosure method required in accordance with FASB Statement No. 123, the Company's net loss and loss per share would have been affected as shown in the following pro forma presentation:

                                            Year ended December 31,
                                          ---------------------------
                                            2001     2000      1999
                                          --------  -------  --------
         Net loss........................
             As reported................. $(19,855) $(2,905) $(12,178)
             Pro forma...................  (20,792)  (3,877)  (16,756)
         Basic and diluted loss per share
             As reported................. $  (2.28) $ (0.31) $  (1.97)
             Pro forma................... $  (2.38)   (0.42)    (2.71)

    The weighted average fair value of options granted in 2000 of $5.94 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: weighted average risk free interest rate of 6.41%, dividend yield of 0%, volatility of 81.6%, and expected term of 10 years.

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


6.  Employee Benefit Plans

  Managers' Incentive Compensation Plans

    The Company maintains various managers' incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. The Company provided approximately $562, $4,289, and $5,029 for such compensation during 2001, 2000, and 1999, respectively.

  401(k) Plan

    The Company has a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed ninety days of service with the Company. Under the terms of the 401(k) Plan, the Company may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. The Company provided $761, $837, and $615 in the form of cash in 2001, 2000, and 1999, respectively.

  Deferred Compensation Plans

    Certain of Interep's subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 2001, 2000, and 1999, the Company provided compensation expense of $96, $109, and $101, respectively related to these plans. Amounts due under these plans of $3.1 million were fully vested as of December 31, 2001 and are recorded as accrued expenses ($0.6 million) and other noncurrent liabilities ($2.5 million) on the Company's consolidated balance sheets; however, they remain subject to further appreciation/ depreciation upon changes in value (as defined).

    The Company has agreements with several of its employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 2001. The Company provided $184, $164, and $189 in 2001, 2000, and 1999, respectively, for these plans which principally represented interest on the vested benefits.

  Other

    The Company has life insurance policies on certain of its executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $1,609 and $1,473 as of December 31, 2001 and 2000, respectively, and offsetting loans of $1,105 and $958, respectively, which is included in Investments and Other Assets on the accompanying consolidated balance sheets.

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

    Components of the provisions for income taxes are as follows:

                                      Year Ended December 31,
                                     -------------------------
                                      2001     2000     1999
                                     -------  -------  -------
                 Current:
                     Federal........ $    --  $    --  $    --
                     State..........     535      197       --
                 Deferred...........  (5,021)  (1,875)  (6,148)
                                     -------  -------  -------
                     Total benefit.. $(4,486) $(1,678) $(6,148)
                                     =======  =======  =======

    A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the loss before income taxes for the periods ended December 31, 2001, 2000, and 1999, is as follows:

                                                          2001     2000     1999
                                                         -------  -------  -------
Benefit computed at the federal statutory rate of 34%... $(8,276) $(1,558) $(6,231)
State and local taxes, net of federal income tax benefit  (1,044)    (197)    (946)
Change in valuation allowance and other adjustments.....   4,395     (436)     772
Nondeductible travel and entertainment expense..........     167      256      204
Nondeductible insurance premiums........................     119      257       53
Nondeductible investment loss...........................     153       --       --
                                                         -------  -------  -------
   Total................................................ $(4,486) $(1,678) $(6,148)
                                                         =======  =======  =======

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:

                                                           December 31,
                                                         ----------------
                                                          2001     2000
      -                                                  -------  -------
      Deferred tax assets:
      Depreciation and amortization..................... $ 4,582  $ 2,439
      Accruals not currently deductible for tax purposes   2,721    2,376
      Consolidated net operating loss carryforward......  16,157    8,314
      Other.............................................   2,277    1,086
                                                         -------  -------
                                                          25,737   14,215
                                                         -------  -------
      Deferred tax liabilities:
      Buyout receivable.................................   4,898    4,786
      Unamortized representation contracts..............   9,159    7,254
      Other.............................................     755      300
                                                         -------  -------
      Net deferred tax asset............................  10,925    1,875
      Valuation allowance...............................  (4,029)      --
                                                         -------  -------
      Net deferred tax asset............................ $ 6,896  $ 1,875
                                                         =======  =======

    The net deferred tax asset as of December 31, 2001 and 2000 is included in Investments and Other Assets on the accompanying consolidated balance sheets. As of December 31, 2001 and 2000, the Company had an accrued tax liability of $172 and $143, respectively, on its books. The Company has a tax net operating loss of $40,393 as of December 31, 2001 that expires in 2018 through 2021.

8.  Long-Term Debt

    Long-term debt at December 31, 2001 and 2000 was comprised of $99,000 in 10.0% Senior Subordinated notes due July 1, 2008 (the "Notes").

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

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)

subsidiaries. In July 2000, the Company repurchased $1 million in principal of the Notes in an open market transaction.

    The Company capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes.

9.  Shareholders' Equity

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

    During 2000, the Board of Directors of the Company authorized a program to repurchase up to 2,000,000 shares of its Class A common stock in open market transactions. As of December 31, 2000, 1,825,000 shares had been repurchased and retired under this program for an aggregate cost of $10,546.

    During 2001 and 2000, primarily in connection with employee terminations, 267,353 and 209,976 shares of Class B common stock were converted into Class A common stock.

10.  Related Party Transactions

    Since December 1979, the Company has leased from a trust, of which one of its executives is an income beneficiary and one of its executives is the trustee, a building which is used by the Company for training sessions and management meetings. The current lease expires on December 31, 2009 and provides for a base annual rental which is adjusted each year to reflect inflation and actual usage. Total lease expense was $78, $78, and $74 in 2001, 2000, and 1999, respectively.

    In 1999, the Company acquired Interep Interactive, an internet representation firm, from one of its executives for $50 and a warrant to acquire 20% of this subsidiary for $30 expiring in 2025.

    As of December 31, 2000, an executive was indebted to the Company in the total amount of $150 by execution of a promissory note payable to the Company bearing interest at a fluctuating rate equal to the prime commercial lending rate plus 1%. No amount was outstanding as of December 31, 2001.

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


    Since 1997, the Company has had an agreement with Media Financial Services, Inc., an affiliate of one of the Company's executives, whereby Media Financial Services provides financial and accounting services to the Company. The fee for these services amounted to approximately $3,200, $3,000, and $2,800 in 2001, 2000, and 1999, respectively.

    The Company believes the terms of the arrangements relating to the building rental, indebtedness and accounting services are at least comparable to, if not more favorable for the Company, than the terms which would have been obtained in transactions with unrelated parties.

11.  Commitments and Contingencies

    At December 31, 2001, the Company was committed under operating leases, principally for office space, which expire at various dates through 2009. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $5,100, $4,937, and $4,613 in 2001, 2000, and 1999, respectively. The noncash portion of rent expense was $271, $254, and $222 for 2001, 2000, and 1999, respectively. Future minimum rental commitments under noncancellable leases are as follows:

                               2002...... $4,377
                               2003......  4,131
                               2004......  4,081
                               2005......  2,260
                               2006......  1,394
                               Thereafter  2,419

    The Company has representation contract buyouts payable due over the next five years, as follows:

                               2002...... $33,161
                               2003......   8,773
                               2004......   5,856
                               2005......   3,916
                               2006......   1,266
                               Thereafter   1,456

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

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


    In 2000, certain clients of the Company were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. The Company has agreed to indemnify its clients from and against any loss, liability, cost or expense incurred in the actions. In 2002, the Company entered into an agreement in principle regarding these contract acquisition claims. The settlement will result in the offset of approximately $12 million in representation contract buyouts receivable and payable as well as additional contract termination revenue of $2.4 million. In addition, the settlement includes payment schedules for approximately $10 million in contract representation accounts payable that have been previously recorded, and which are reflected in the table above.

    In December 1999, the Company's representation agreement with Clear Channel was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel's alleged breach of contract of its national sales representation agreement with the Company. As of December 31, 2000, the Company had $6.6 million of current deferred costs on representation contract purchases and $9.4 million of current representation contract buyouts payable resulting from the purchase of the Clear Channel representation agreement in 1996. In May 2001, the Company entered into a settlement agreement with Clear Channel. The settlement agreement resulted in a cash payment to the Company as well as the forgiveness of the remaining payables which combined resulted in approximately $18.1 of contract termination revenue in the accompanying statement of operations. In addition, the Company wrote off the remaining current deferred representation contract costs through amortization expense (see Note 1).

12.  Supplemental Information

    Interest expense is shown net of interest income of $763, $2,671, and $693 in 2001, 2000, and 1999, respectively.

    One broadcast group contributed approximately 28%, 29% and 29% of the Company's total revenues in 2001, 2000 and 1999, respectively. No other client group contributed revenues in excess of 10% in 2001, 2000, and 1999.

    In 2001 and 2000, contract buyout receivables from one group of radio rep firms represented $12,244 and $11,980, respectively, of the Company's total contract buyout receivables.

                      INTEREP NATIONAL RADIO SALES, INC.

                    (in thousands except share information)


13.  The Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                          December 31
                            ---------------------------------------
                                   2001                2000
             -              ------------------- -------------------
                            Carrying Estimated  Carrying Estimated
                             Amount  Fair Value  Amount  Fair Value
             -              -------- ---------- -------- ----------
             Long-term debt $99,000   $64,350   $99,000   $74,250

    The fair value of cash and cash equivalents, accounts receivables and accounts payables approximate the carrying amount due to the short maturity of those instruments.

14.  Quarterly Financial Information (Unaudited)

2001 Quarter Ended                March 31 June 30 September 30 December 31 2001 Year
------------------                -------- ------- ------------ ----------- ---------
Commission revenues.............. $16,608  $22,650   $21,641     $ 20,229   $ 81,128
Contract termination revenue (1).      69   20,240       661          461     21,431
                                  -------  -------   -------     --------   --------
   Total Revenues................  16,677   42,890    22,302       20,690    102,559
Operating expenses...............  24,651   34,178    22,867       32,684    114,380
Operating income (loss)..........  (7,974)   8,712      (565)     (11,994)   (11,821)
Net income (loss)................  (6,305)   1,236    (5,490)      (9,296)   (19,855)
Basic earnings (loss) per share.. $ (0.74) $  0.15   $ (0.62)    $  (1.03)  $  (2.28)
Diluted earnings (loss) per share $ (0.74) $  0.12   $ (0.62)    $  (1.03)  $  (2.28)

--------
(1) Settlement of Clear Channel litigation occurred in second quarter 2001 resulting in contract termination revenue of $18 million.

2000 Quarter Ended                March 31 June 30  September 30 December 31   Year
------------------                -------- -------  ------------ ----------- --------
Commission revenues.............. $20,106  $26,888    $27,186      $26,419   $100,599
Contract termination revenue.....     810        7      1,529        4,825      7,171
                                  -------  -------    -------      -------   --------
   Total Revenues................  20,916   26,895     28,715       31,244    107,770
Operating expenses...............  24,063   26,980     27,509       25,627    104,179
Operating (loss) income..........  (3,147)     (85)     1,206        5,617      3,591
Net (loss) income................  (2,936)  (1,338)      (694)       2,063     (2,905)
Basic earnings (loss) per share.. $ (0.28) $ (0.14)   $ (0.08)     $  0.24   $  (0.31)
Diluted earnings (loss) per share $ (0.28) $ (0.14)   $ (0.08)     $  0.23   $  (0.31)

                                                                    Schedule II

                      INTEREP NATIONAL RADIO SALES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                        Additions
                                            Balance at  charged to
                                           beginning of costs and             Balance at
                                               year      expenses  Deductions end of year
                                           ------------ ---------- ---------- -----------
December 31, 1999
Allowance for Doubtful Accounts...........    $1,626      1,534      (1,002)    $2,158
Valuation Allowance on Deferred Tax Assets    $   --      1,052          --     $1,052
December 31, 2000
Allowance for Doubtful Accounts...........    $2,158        325        (543)    $1,940
Valuation Allowance on Deferred Tax Assets    $1,052         --      (1,052)    $   --
December 31, 2001
Allowance for Doubtful Accounts...........    $1,940        404        (597)    $1,747
Valuation Allowance on Deferred Tax Assets    $   --      4,029          --     $4,029

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 1, 2002

                                               INTEREP NATIONAL RADIO SALES, INC.

                                               By:       /S/  RALPH C. GUILD
                                                    -----------------------------
                                                           Ralph C. Guild
                                                    President and Chief Executive
                                                     Officer and Chairman of the
                                                     Board (principal executive
                                                              officer)

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

     /S/  RALPH C. GUILD      President, Chief Executive    April 1, 2002
----------------------------- Officer, Chairman of the
       Ralph C. Guild         Board and Director

     /S/  MARC G. GUILD                                     April 1, 2002
----------------------------- President, Marketing
        Marc G. Guild         Division; Director

/S/  WILLIAM J. MCENTEE, JR.  Vice President and Chief      April 1, 2002
----------------------------- Financial Officer (Principal
   William J. McEntee, Jr.    Financial and Accounting
                              Officer)

  /S/   LESLIE D. GOLDBERG    Director                      April 1, 2002
-----------------------------
     Leslie D. Goldberg

   /s/  HOWARD M. BRENNER     Director                      April 1, 2002
-----------------------------
      Howard M. Brenner

      /s/  JOHN PALMER        Director                      April 1, 2002
-----------------------------
         John Palmer

      /S/  ARNIE SEMSKY       Director                      April 1, 2002
-----------------------------
        Arnie Semsky