Form 10-K/A
period 2001-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2002-04-30
CIK 796735

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

         Securities registered under Section 12(g) of the Exchange Act:

                                                       Name of Each Exchange
                 Title of Each Class                   on Which Registered
-------------------------------------------------  -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of April 24, 2002, the aggregate market value of the Class A common stock, par value $.01 per share, and Class B common stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Class A common stock on The Nasdaq Stock Market as of such date, was $18,482,299 (this excludes shares owned beneficially by directors, executive officers, the registrant's Employee Stock Ownership Plan and the registrant's Stock Growth Plan).

The number of shares of the registrant's Common Stock outstanding as of the close of business on April 24, 2002, was 5,130,735 shares of Class A common stock, and 4,093,891 shares of Class B common stock.

================================================================================

                                    PART III

Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding our directors and executive officers:

                   Name                               Position                     Age
          -----------------------    ------------------------------------------   -----
          Ralph C. Guild             President, Chief Executive Officer,            73
                                     Chairman of the Board and Director
          Marc G. Guild              President, Marketing Division, Director        51
          William J. McEntee, Jr.    Vice President and Chief Financial Officer     58
          Howard M. Brenner          Director                                       68
          Leslie D. Goldberg         Director                                       59
          John E. Palmer             Director                                       75
          Arnie Semsky               Director                                       56

          All executive officers are appointed for terms of one year. The Board of Directors is divided into three classes of two directors each. Each class serves a three year term, and the elections of the classes are staggered so that only one class will be considered for election at each annual meeting of shareholders.

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

          William J. McEntee, Jr. has been Vice President and Chief Financial Officer of the Company since March 1997. Mr. McEntee serves in such positions pursuant to a Services Agreement between the Company and Media Financial Services, Inc. Mr. McEntee was Chief Financial Officer at Sudbrink Broadcasting in West Palm Beach, Florida, from 1971 through 1994. Mr. McEntee owned and managed WCEE-TV in Mt. Vernon, Illinois from 1994 until selling the station in 1996. Mr. McEntee currently owns WIOJ-AM in Jacksonville, Florida. He is a certified public accountant and formerly served as an audit manager for Arthur Andersen & Co. from 1966 to 1971.

          Howard M. Brenner has served as a director of Interep since December 1999. He has been a senior advisor at Morgan Lewis Githens & Ahn, a brokerage firm, since 2001. In 1990, Mr. Brenner founded Brenner Securities Corporation, Inc., a brokerage firm, now known as HCFP Brenner Securities, Inc., and served as its Chief Executive Officer and Chairman of the Board of Directors until 2001. Prior to 1990, Mr. Brenner served as President of Drexel Burnham Group, Inc. Mr. Brenner is a director of Translux Corporation and serves on its audit committee.

          Leslie D. Goldberg served as President of Interep from August 1986 to the end of 1995, and has served as a director of Interep since 1986. He has been employed by Interep since 1968 in various capacities. Mr. Goldberg serves on the Board of Directors of the Radio Advertising Bureau.

          John E. Palmer has served as a director of Interep since June 2001. He is the Chairman of Palmer & Palmer, Inc., an investment banking firm, and specializes as a financial and project strategy advisor to select communications, media, distribution, food, financial services and other product and service companies. He has been associated with Palmer & Palmer since 1995. In 1970, he founded KIIS Radio in Los Angeles and served as its president, general manager and majority owner for six years.

          Arnie Semsky joined our Board of Directors in April 2002. Mr. Semsky served as Executive Vice President, Worldwide Media Director and a Board member of BBDO Worldwide, a unit of Omnicom Group, for twenty years, through 1998. For the past three years, Mr. Semsky has served as a senior adviser to ESPN and the ESPN/ABC Sports Customer Marketing and Sales Group, both of which are part of The Walt Disney Company. He presently serves as a director of 24/7 Real Media, Inc., an internet rep company, and Sportvision, Inc., a sports media technology company.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of our common stock on Forms 3, 4 and 5, and to furnish us with copies of all such forms they file. Based on a review of the copies of such forms furnished to us, we believe that all of our officers, directors and greater than 10% beneficial owners filed all such forms that were required to be filed during or with respect to 2001, except that a number of reports were not timely filed. Messrs. Ralph Guild and Marc Guild filed Forms 4 after the due date, with Ralph Guild reporting six transactions and Marc Guild reporting three transactions. Our Stock Growth Plan filed two Forms 4 after the due date, reporting a total of three transactions, and filed its Form 5 after the due date, reporting six transactions.

Item 11.  EXECUTIVE COMPENSATION

Committees Of The Board Of Directors

          Interep's Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends the annual engagement of Interep's auditors and the terms of that engagement and reviews the scope of the auditors' audit and non-audit assignments, the accounting principles to be used by Interep in financial reporting, Interep's internal financial auditing procedures, the adequacy of Interep's internal control procedures, the independence of the auditors, the annual and quarterly financial statements and the results of the auditors' annual audit and quarterly reviews. The Compensation Committee determines officers' salaries and bonuses and administers Interep's Stock Option Plan. The members of each of the Audit Committee and the Compensation Committee are Howard Brenner, John Palmer and Arnie Semsky.

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

Executive Compensation

               The following table shows compensation for services rendered in all capacities to Interep for the years ended December 31, 2001, 2000 and 1999 by the Chief Executive Officer, President, Marketing Division and Chief Financial Officer, which represent Interep's most highly compensated executive officers.

                           Summary Compensation Table

                                                                               Long-Term Compensation
                                                                        -----------------------------------
                                           Annual Compensation                   Awards            Payouts
                                   -----------------------------------  ------------------------  ---------
                                                                                      Securities
                                                          Other Annual   Restricted   Underlying     LTIP      All Other
   Name and Principal                                     Compensation     Stock       Options/    Payouts   Compensation
        Position             Year  Salary ($)  Bonus ($)      ($)       Award(s) ($)  SARs(#)(1)     ($)        ($)(2)
-------------------------    ----  ----------  ---------  ------------  ------------  ----------  ---------  ------------
Ralph C. Guild               2001  $ 910,208         --   $ 104,583(3)       --               --      --       $ 19,892
    President, Chief         2000  $ 909,969   $531,279   $ 104,583(3)       --          125,000      --       $ 20,281
    Executive Officer        1999  $ 910,898   $695,000   $ 104,583(3)       --               --      --       $ 18,902
Marc G. Guild                2001  $ 345,208         --          --          --               --      --       $ 19,892
    President, Marketing     2000  $ 344,969   $186,100          --          --           40,000      --       $ 20,281
    Division                 1999  $ 355,890   $166,816          --          --               --      --       $ 18,902
William J. McEntee, Jr.      2001  $ 145,208         --          --          --               --      --       $ 19,892
    Vice President and       2000  $ 111,622   $ 30,000          --          --           40,000      --       $ 11,978
    Chief Financial          1999  $ 111,438         --          --          --               --      --       $ 12,162
    Officer(4)

(1) The Company did not award any stock appreciation rights ("SARs") during its 2001, 2000 or 1999 fiscal years.

(2) Includes amounts contributed by Interep on behalf of Messrs. Ralph Guild, Marc Guild and McEntee to the Stock Growth Plan of $14,792 per person for 2001; $15,031, $15,031 and $8,378, respectively, for 2000; and $14,102,
     $14,102 and $8,562, respectively, for 1999. Also includes amounts contributed by Interep on behalf of such persons to Interep's 401(k) Plan of $5,100 per person for 2001; $5,250, $5,250 and $3,600, respectively, for 2000; and $4,800, $4,800 and $3,600, respectively, for 1999.

(3) Represents payments under a supplemental income agreement. See "Employment Contracts," below.

(4) Mr. McEntee serves in such capacities pursuant to a Services Agreement between Interep and Media Financial Services, Inc. See Item 13.

Option Grants in Last Fiscal Year

               Interep did not grant any stock options to executive officers during 2001.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

               The following table sets forth, as to each executive officer, the status of their options at the end of fiscal 2001.

                                                                Number of Unexercised
                                                             Options/SARs at Fiscal Year   In-the-Money Options/SARs
                                 Number of                             End (#)               at Fiscal Year End ($)
                                  Shares                     ---------------------------  ---------------------------
     Name and Principal         Acquired on      Value
           Position(1)            Exercise    Realized ($)   Exercisable   Unexercisable  Exercisable   Unexercisable
-----------------------------   -----------   ------------   -----------   -------------  -----------   -------------
Ralph C. Guild
    President and Chief
    Executive Officer                  --            --        2,601,426         83,333    $2,746,124     $ 157,499
Marc G. Guild
    President, Marketing           25,000       $ 87,000         406,253         26,667    $  414,721     $  50,401
    Division
William J. McEntee
    Vice President and Chief
    Financial Officer                  --            --          431,253         26,667    $  332,371     $  50,401

(1) See Notes 7, 8 and 9 to the Beneficial Ownership Table in Item 12, below, for additional information regarding the options held by these individuals.

Employment Contracts

               Ralph Guild is employed as our Chairman of the Board, President and Chief Executive Officer under an employment agreement. The term of this agreement runs through February 28, 2007 and is automatically extended for an additional year each March 1 unless either we or Ralph Guild notifies the other on or before February 1 of the same year of our or his election not to extend the agreement. Ralph Guild receives a base salary of not less than $925,000 per year, plus any bonus, incentive or other types of additional compensation which our Board of Directors determines to pay. Further, he is entitled to receive annual incentive compensation based on increases in our Adjusted EBITDA. If Adjusted EBITDA for any year is greater than the Adjusted EBITDA for the previous year, Ralph Guild will be entitled to a bonus equal to a percentage of his base salary equal to two times the percentage increase of Adjusted EBITDA for such year over the higher of Adjusted EBITDA for the prior year and the highest Adjusted EBITDA for any prior year back to 1998. If we elect not to extend the term of the agreement, we are required to retain Ralph Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

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

            Marc Guild is employed as our President, Marketing Division under an employment agreement. The term of this agreement runs through March 31, 2007, and is automatically extended for an additional year each April 1 unless either we or Marc Guild notifies the other on or before March 1 of the same year of our or his election not to extend the agreement. Under the agreement, Marc Guild receives a base annual salary of $360,000 and a minimum incentive amount of $90,000 per year, which is payable by us only if we achieve certain financial or other goals set at the beginning of each year. The agreement also provides that if his employment is terminated because of his permanent disability, Marc Guild is entitled to payments equal to 75% of his then current salary plus 75% of his then current incentive bonus, less any income disability benefits that he may receive or to which he may be entitled, for the duration of the term of the agreement. If his employment is terminated because of his death or by Marc Guild for cause, he is entitled to his then current salary, plus 75% of his then current incentive bonus, and in addition, if he terminated his employment for cause, he is entitled to payment of the consulting fees that would have been payable if his employment had not been terminated. If we elect not to extend the term of the agreement, we are required to retain Marc Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

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

Compensation Committee Interlocks and Insider Participation

            For the fiscal year ended December 31, 2001, the entire Board of Directors determined executive officer compensation. Two members of the Board of Directors, Ralph Guild and Marc Guild, are officers of Interep, and have participated in certain transactions with Interep during 2001. See Item 13.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information concerning the beneficial ownership of our common stock held on April 24, 2002 by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

            The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Shares of common stock subject to options that are currently exercisable, or exercisable within 60 days after the date of this Report, are deemed to be beneficially owned by the person holding the options for the purpose of computing that person's percentage ownership. These shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares these powers with his or her spouse) with respect to the shares shown as beneficially owned.

            As of April 24, 2002, there were 5,130,735 shares of Class A common stock and 4,093,891 shares of Class B common stock outstanding. Only qualified holders, that is, members of our Board of Directors, our active employees, the controlled affiliates, spouses, estates or personal representatives of directors and employees, and our employee benefit plans, including the Employee Stock Ownership Plan and the Stock Growth Plan, may hold Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder or automatically under certain circumstances. Each share of the Class B common stock is entitled to 10 votes per share in all matters presented to the shareholders, except for certain amendments to the Restated Certificate of Incorporation, certain "going private" transactions and as otherwise required by applicable law. The shares of Class A common stock are entitled to one vote per share on all matters.

                                                             Amount and Nature of
                                                             Beneficial Ownership
                                                           ------------------------   Percent of
                                                                                     Total Voting
          Name and Address of Beneficial Owner                Number       Percent      Power
-------------------------------------------------------    ------------   ---------  ------------
5% Beneficial Owners
Interep National Radio Sales, Inc. Stock Growth Plan
and Trust(1) ..........................................      2,218,009       24.0%        46.2%
     c/o Interep National Radio Sales, Inc.
     100 Park Avenue
     New York, New York 10017
Interep National Radio Sales, Inc. Employee Stock
Ownership Plan and Trust (1) ..........................      1,333,178       14.5%        28.9%
     c/o Interep National Radio Sales, Inc.
     100 Park Avenue
     New York, New York 10017
Wellington Management Company, LLP (2) ................        726,300        7.9%         1.6%
     75 State Street
     Boston, Massachusetts 02109
State Street Research & Management Company (3) ........        501,600        5.4%         1.1%
     One Financial Center, 30th Floor
     Boston, Massachusetts 02111-2690
Gilder, Gagnon, Howe & Co. LLC (4) ....................        495,265        5.4%         1.1%
     1775 Broadway, 26th Floor
     New York, New York 10019
Franklin Resources, Inc.
Charles B. Johnson
Rupert H. Johnson, Jr.
Franklin Advisers, Inc. (5) ...........................        494,000        5.4%         1.1%
     One Franklin Parkway
     San Mateo, California 94403

Officers & Directors
Ralph C. Guild (1)(6)(7) ..............................      3,212,376       27.1%        44.3%
Marc G. Guild (1)(6)(8) ...............................        537,674        5.6%        10.7%
William J. McEntee, Jr. (1)(9) ........................        453,266        4.7%         9.0%
Howard M. Brenner (10) ................................          3,833        *            *
Leslie D. Goldberg (11) ...............................         55,573        *            1.2%
John Palmer ...........................................              0        *            *
Arnie Semsky ..........................................              0        *            *

All Directors and Executive Officers as a Group (7
Persons) (1)(6)(7)(8)(9)(10)(11) ......................      4,262,722       33.3%        52.1%

*    Less than 1%

(1) The shares shown in this table as being owned beneficially by Messrs. Ralph Guild, Marc Guild and McEntee and by all directors and executive officers as a group include shares owned by the ESOP and the Stock Growth Plan and allocated to plan accounts maintained for such persons. As of April 15, 2002, the combined number of shares allocated by such plans to such persons was as follows: Ralph Guild, 305,202 shares; Marc Guild, 65,689 shares; William J. McEntee, Jr., 8,679 shares, and all directors and executive officers as a group, 379,570 shares. ESOP and Stock Growth Plan participants have the right to direct the votes of the shares allocated to them with respect to certain significant matters submitted to a vote of stockholders, although the trustees of the ESOP and Stock Growth Plan have the authority to vote all shares held by such plans in their discretion with regard to all other matters, including the election of directors. Ralph Guild, Leslie Goldberg and Marc Guild are the trustees of the ESOP and the Stock Growth Plan. Each of the trustees disclaims beneficial ownership of the shares held by the ESOP and the Stock Growth Plan other than the shares allocated to such trustee's account, if any.

(2) Reflects shares beneficially owned as of February 14, 2002, according to an amended statement on Schedule 13G, filed on behalf of Wellington Management Company, LLP.

(3) Reflects shares beneficially owned as of February 15, 2002, according to a statement on Schedule 13G, filed on behalf of State Street Research & Management Company.

(4) Reflects shares beneficially owned as of February 11, 2002, according to a statement on Schedule 13G, filed on behalf of Gilder, Gagnon & Howe & Co. LLC.

(5) Reflects shares beneficially owned as of February 1, 2002, according to an amended statement on Schedule 13G, filed on behalf of Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc.

(6) Ralph Guild and Marc Guild are father and son, and each disclaims beneficial ownership of the other's holdings.

(7) Includes currently exercisable options granted to Ralph Guild in (a) December 1988 to purchase 208,960 shares of common stock at an exercise price of $1.56 per share, (b) January 1991 to purchase 208,960 shares at an exercise price of $2.77 per share, (c) December 1995 to purchase 208,960 shares at an exercise price of $3.91 per share, (d) June 1997 to purchase 626,880 shares at an exercise price of $3.80 per share, (e) July 1998 to purchase 1,253,759 shares at an exercise price of $4.02 per share, (f) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share and (g) April 2000 to purchase 83,333 shares at an exercise price of $2.81 per share. Excludes options granted to Mr. Guild in April 2000 to acquire 41,667 shares at an exercise price of $2.81 per share, which options are not currently exercisable. The options referred to in clauses
     (a), (b) and (c) expire in December 2005 and the options referred to in clauses (d), (e), (f) and (g) expire in June 2007, July 2008, December 2008 and April 2010, respectively. Mr. Guild transferred the options granted to him in April 2000 to a limited partnership for the benefit of his children, of which he is the sole general partner.

(8) Includes currently exercisable options granted to Marc Guild in (a) January 1991 to purchase 79,480 shares of common stock at an exercise price of $2.77 per share, (b) June 1997 to purchase 104,480 shares at an exercise price of $3.80 per share, (c) July 1998 to purchase 208,960 shares at an exercise price of $4.02 per share and (d) April 2000 to purchase 26,667 shares at an exercise price of $2.81 per share. These options expire in December 2005, June 2007, July 2008 and April 2010, respectively. Excludes options granted to Mr. Guild in April 2000 to acquire 13,333 shares at an exercise price of $2.81 per share, which options are not currently exercisable.

(9) Includes currently exercisable options granted to Mr. McEntee in (a) June 1997 to purchase 104,480 shares of common stock at an exercise price of $3.80 per share, (b) July 1998 to purchase 313,440 shares at an exercise price of $4.02 per share and (c) April 2000 to purchase 26,667 shares at an exercise price of $2.81 per share. Such options will expire in June 2007, July 2008 and April 2010, respectively. Excludes options granted to Mr. McEntee in April 2000 to acquire 13,333 shares at an exercise price of $2.81 per share, which options are not currently exercisable.

(10) Includes currently exercisable options granted to Mr. Brenner in April 2000 to purchase 3,333 shares of common stock at an exercise price of $2.81 per share. Excludes options granted in

     April 2000 to acquire 1,667 shares at an exercise price of $2.81 per share, which options are not currently exercisable. The options will expire in April 2010.

(11) Includes currently exercisable options granted to Mr. Goldberg in (a) December 1998 to purchase 52,240 shares of common stock at an exercise price of $4.20 per share and (b) April 2000 to purchase 3,333 shares at an exercise price of $2.81 per share. Excludes options granted in April 2000 to acquire 1,667 shares at an exercise price of $2.81 per share, which options are not currently exercisable. The options will expire in December 2008 and April 2010, respectively.

Equity Compensation Plan Information

               The following table sets forth the securities of Interep authorized for issuance under equity compensation plans and arrangements as of December 31, 2001.

                                                                                                       Number of
                                                                                                       securities
                                                                                                     remaining for
                                                              Number of                             future issuance
                                                           securities to be                           under equity
                                                             issued upon       Weighted-average       compensation
                                                             exercise of       exercise price of    plans (excluding
                                                             outstanding          outstanding          securities
                                                          options, warrants    options, warrants    reflected in the
                     Plan Category                            and rights          and rights        previous column)
-------------------------------------------------------   -----------------    -----------------    ----------------
Equity compensation plans approved by security holders
1999 Stock Incentive Plan .............................           661,650             $2.81             1,338,350

Equity compensation plans not approved by security
holders
Options granted pursuant to individual compensation
arrangements (1) ......................................         4,231,439             $3.77                     0

(1) These shares are issuable pursuant to stock options that were awarded to employees of Interep prior to the adoption of our 1999 Stock Incentive Plan. The terms of the awards are substantially similar to the awards granted under our 1999 Stock Incentive Plan. All of the stock options granted prior the adoption of our 1999 Stock Incentive Plan are currently vested and will expire between the years 2005 and 2010.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Interep has retained Media Financial Services, Inc. ("Media"), which is wholly-owned by our Vice President and Chief Financial Officer William J. McEntee, to provide financial and accounting services for Interep and its subsidiaries. These services include the preparation of monthly, quarterly and annual financial statements, the preparation and filing of all required federal, state and local tax returns and all billing, accounts receivable, accounts payable and collections functions. The term of the agreement runs through May 31, 2007 and, beginning in 2002, will be automatically extended for an additional year each June 1 unless either we or Media notifies the other on or before April 30 of the same year of our or its election not to extend the agreement. Interep paid Media a fee of approximately $3.1 million in 2001 for its services. The annual fees for Media's services over the following six years of the agreement increase from approximately $3.2 million to approximately $4.2 million. Under the services agreement, Mr. McEntee is in charge of all services rendered by Media to Interep and also serves as our Vice President and Chief Financial Officer for an annual salary of $160,000 in 2001 and $200,000 thereafter. The agreement with Media provides that if there is a change in control of Interep, both Interep and Media will have the right to terminate the agreement. Upon such termination, Interep will pay Media a lump sum equal to 50% of the aggregate amount that would otherwise be payable to Media and Mr. McEntee pursuant to the agreement through the then established end of the agreement's term, plus any amounts payable by Media to its landlord for its principal offices in order to obtain the early termination of its lease.

           From December 1979 to July 2001, Interep leased a building from a trust of which Ralph Guild was the income beneficiary, Marc Guild was the trustee and Marc Guild, Adam Guild and their siblings were residual beneficiaries. In July 2001, the trust was terminated, and the property was transferred to a limited liability company of which Marc Guild is the manager and Marc Guild, Adam Guild and their siblings are members. We use the building from time to time for training sessions and management meetings. The lease expires on December 31, 2009 and provides for base annual rentals increasing from $78,000 per year to $102,000 per year over the term of the lease, subject to adjustment for actual usage. Interep also leases an apartment in New York City from a partnership of which Marc Guild, Adam Guild and their siblings are limited partners. The apartment is for the use of visiting Interep employees, including Ralph Guild, when they are working in the New York office. The lease expires on January 31, 2009, and provides for annual rent of $120,000, subject to increase for up to 50% of any increases in applicable real estate taxes and common charges. Interep believes the terms of these lease arrangements are at least comparable to, if not more favorable to Interep than, the terms which would have been obtained in transactions with unrelated parties. Interep intends to continue these or other arrangements in the future as long as it believes each transaction is more beneficial to Interep than using an unrelated provider. Adam Guild and Phillip Brown, who are Ralph Guild's son and son-in-law, respectively, are also employees.

           Interep paid Leslie Goldberg $337,500 in consulting fees in 2001 for various consulting services rendered by him, including assistance with regard to new station rep contracts. Howard Brenner's former firm, HCFP Brenner Securities, Inc., provided Interep with investment banking consulting services about various financing alternatives during 2001, for which Interep paid that firm a retainer fee of $20,000.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 30, 2002

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

/s/ Ralph C. Guild                       President, Chief Executive Officer,         April 30, 2002
------------------------------------
       Ralph C. Guild                    Chairman of the Board and Director

       *                                 President, Marketing Division; Director     April 30, 2002
------------------------------------
       Marc G. Guild

       *                                 Vice President and Chief Financial          April 30, 2002
------------------------------------
       William J. McEntee, Jr.           Officer (Principal Financial and
                                         Accounting Officer)

       *                                 Director                                    April 30, 2002
------------------------------------
       Howard M. Brenner

       *                                 Director                                    April 30, 2002
------------------------------------
       Leslie D. Goldberg

       *                                 Director                                    April 30, 2002
------------------------------------
       John Palmer

       *                                 Director                                    April 30, 2002
------------------------------------
       Arnie Semsky

*By:   /s/ Ralph C. Guild
       -----------------------------
       Ralph C. Guild
       Attorney In Fact