Form 10-Q
period 2002-03-31
INTEREP NATIONAL RADIO SALES INC
filed 2002-05-15
CIK 796735

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended March 31, 2002

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's Common Stock outstanding as of the close of business on May 10, 2002, was 5,152,401 shares of Class A Common Stock, and 4,073,891 shares of Class B Common Stock.

================================================================================

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      INTEREP NATIONAL RADIO SALES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)

                                                                                   March 31,  December 31,
                                                                                     2002         2001
                                                                                  ----------- ------------
                                                                                  (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................  $  5,942     $ 11,502
   Receivables, net of allowance for doubtful accounts of $1,714 and $1,747,
     respectively................................................................    23,532       26,656
   Representation contract buyouts receivable....................................        --       12,504
   Current portion of deferred representation contract costs.....................    35,177       40,368
   Prepaid expenses and other current assets.....................................     1,124          927
                                                                                   --------     --------
       Total current assets......................................................    65,775       91,957
                                                                                   --------     --------
Fixed assets, net................................................................     3,660        3,909
Deferred representation contract costs...........................................    64,572       64,521
Investments and other assets.....................................................    20,246       19,342
                                                                                   --------     --------
       Total assets..............................................................  $154,253     $179,729
                                                                                   --------     --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.........................................  $ 10,824     $  8,606
   Accrued interest..............................................................     2,475        4,950
   Representation contract buyouts payable.......................................    15,673       33,161
   Accrued employee-related liabilities..........................................     3,085        3,741
                                                                                   --------     --------
       Total current liabilities.................................................    32,057       50,458
                                                                                   --------     --------
Long-term debt...................................................................    99,000       99,000
                                                                                   --------     --------
Representation contract buyouts payable..........................................    18,762       21,267
                                                                                   --------     --------
Other noncurrent liabilities.....................................................     4,296        4,714
                                                                                   --------     --------
Shareholders' equity:
   Class A common stock, $0.01 par value--20,000,000 shares authorized,
     5,060,237 and 4,907,996 shares issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively.............................................        51           49
   Class B common stock, $0.01 par value--10,000,000 shares authorized,
     4,328,506 and 4,314,463 shares issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively.............................................        43           43
Additional paid-in-capital.......................................................    39,093       39,456
Accumulated deficit..............................................................   (39,049)     (35,258)
                                                                                   --------     --------
       Total shareholders' equity................................................       138        4,290
                                                                                   --------     --------
       Total liabilities and shareholders' equity................................  $154,253     $179,729
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

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (unaudited)

                                                          For the Three Months
                                                            Ended March 31,
                                                          -------------------
                                                            2002       2001
                                                          -------    --------
   Commission revenues................................... $17,528    $ 16,608
   Contract termination revenue..........................   2,387          69
                                                          -------    --------
   Total revenues........................................  19,915      16,677
                                                          -------    --------
   Operating expenses:
   Selling expenses......................................  12,864      14,964
   General and administrative expenses...................   3,196       3,180
   Depreciation and amortization expense.................   5,920       6,507
                                                          -------    --------
   Total operating expenses..............................  21,980      24,651
                                                          -------    --------
   Operating loss........................................  (2,065)     (7,974)
   Interest expense, net.................................   2,512       2,257
   Other expense, net....................................      --         313
                                                          -------    --------
   Loss before benefit for income taxes..................  (4,577)    (10,544)
   Benefit for income taxes..............................    (786)     (4,239)
                                                          -------    --------
   Net loss.............................................. $(3,791)   $ (6,305)
                                                          =======    ========
   Basic and diluted loss per share...................... $ (0.41)   $  (0.74)



 The accompanying Notes to Unaudited Interim Consolidated Financial Statements
                   are an integral part of these statements.

                      INTEREP NATIONAL RADIO SALES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                        For the Three Months
                                                                          Ended March 31,
                                                                        -------------------
                                                                          2002       2001
-                                                                       --------   --------
Cash flows from operating activities:
Net loss............................................................... $ (3,791)  $ (6,305)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization..........................................    5,920      6,507
Noncash compensation expense...........................................     (920)       350
Equity loss on investment..............................................       --        385
Changes in assets and liabilities:
Receivables............................................................    3,124      8,067
Representation contract buyouts receivable.............................   12,504      1,028
Prepaid expenses and other current assets..............................     (197)      (251)
Other noncurrent assets................................................   (1,158)    (4,441)
Accounts payable and accrued expenses..................................    2,218     (6,974)
Accrued interest.......................................................   (2,475)    (2,475)
Accrued employee-related liabilities...................................     (656)    (4,609)
Other noncurrent liabilities...........................................     (418)      (133)
                                                                        --------   --------
Net cash provided by (used in) operating activities....................   14,151     (8,851)
                                                                        --------   --------


Cash flows from investing activities:
Additions to fixed assets..............................................     (101)      (211)
Increase in other investments..........................................       --       (575)
                                                                        --------   --------
Net cash used in investing activities..................................     (101)      (786)
                                                                        --------   --------

Cash flows from financing activities:
Station representation contract payments...............................  (20,169)    (7,144)
Issuance of Class B common stock.......................................      559         --
                                                                        --------   --------
Net cash used in financing activities..................................  (19,610)    (7,144)
                                                                        --------   --------
Net decrease in cash and cash equivalents..............................   (5,560)   (16,781)

Cash and cash equivalents, beginning of period.........................   11,502     23,681
                                                                        --------   --------
Cash and cash equivalents, end of period............................... $  5,942   $  6,900
                                                                        --------   --------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest paid....................................................... $  4,950   $  4,950
   Income taxes paid...................................................       74         --
Non-cash investing and financing activities:
   Station representation contracts acquired........................... $    176   $  2,798


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

   The consolidated financial statements as of March 31, 2002 and 2001 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 2001, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

  Revenue Recognition

   The Company is a national representation ("rep") firm serving radio broadcast clients throughout the United States. Commission revenue is derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months ended March 31, 2002 and 2001 had 13 and 12 weeks, respectively.

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

  Earnings (Loss) Per Share

   Basic earnings (loss) per share for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, which was 9,225,373 and 8,515,629 for the three months ended March 31, 2002 and 2001, respectively. Diluted earnings per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the three months ended March 31, 2002 and 2001, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

  Restructuring Charges

   A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company's competitive position. In 2001, the Company recognized restructuring charges of $3,471, which were primarily comprised of termination benefits. The restructuring program resulted in the termination of approximately 53 employees. At December 31, 2001, the remaining accrual was approximately $2,917. During the three months ended March 31, 2002, the Company paid approximately $716 of termination benefits. As of March 31, 2002, the remaining accrual was $2,201, of which $1,720 is included in accrued employee related liabilities and $481 is included in other noncurrent liabilities.

  New Accounting Pronouncements

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

2.  Segment Reporting

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision making purposes. The Company is managed as one segment and all revenues are derived from radio representation operations and related activities. The Company's management decisions are based on operating EBITDA, defined as operating income or loss before interest, taxes, depreciation and amortization and excluding contract termination revenue and a non-cash option re-pricing charge. Operating EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, but the Company believes it is useful in evaluating the performance of Interep, in addition to the GAAP data presented herein.

3.  Acquisitions and Investments

   In December 2000, the Company invested $3,000 in Cybereps, Inc. and thus increased its ownership percentage from 16% to 51%. In October 2001, the Company assumed effective control of Cybereps' operations and consolidated its results from that date. The operating loss included in the accompanying statement of operations for the three months ended March 31, 2002 is approximately $329, compared to $385 of equity loss included in other income for the three months ended March 31, 2001.

   The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. The total carrying value of these investments was $2,500 as of March 31, 2002, representing a range of ownership from 8% to 16% of the affiliated companies.

4.  Stock Options

   In April 2000, the Company granted options to purchase shares of Class A common stock at an exercise price of $8.77. In December 2000, the Company repriced these options to an exercise price of $2.81 which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing. For the three months ended March 31, 2002 and 2001, the Company has recorded $(920) and $350 to selling expenses as a result of the repricing.

5.  Shareholders' Equity

   In March 2002, the Company issued 164,117 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $558. During 2001, the Company issued 680,330 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $2,800. The shares were issued at the current fair market value on the date of issuance.

6.  Commitments and Contingencies

   The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

   In 2000, certain clients of the Company were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. The Company has agreed to indemnify its clients from and against any loss, liability, cost or expense incurred in the actions. In the first quarter of 2002, the Company entered into a settlement agreement regarding these contract acquisition claims. The settlement resulted in the offset of approximately $12,800 in representation contract buyout receivables and payables as well as additional contract termination revenue of $2,400. In addition, the settlement agreement includes amended payment schedules for approximately $10,000 in contract representation payables previously recorded.

7.  Subsequent Event

   In May 2002, we issued $5,000 of units in a private placement. Each unit consists of one share of $100 face value, 4% pay-in-kind, Series A Convertible Preferred Stock and 6.25 warrants to purchase the same number of shares of our Class A common stock. Each share of Preferred Stock is convertible into 25 shares of our Class A common stock.

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

Overview

   We derive a substantial majority of our revenues from commissions on sales by us of national spot radio advertising airtime for the radio stations we represent. Generally, advertising agencies or media buying services retained by advertisers purchase national spot advertising time. We receive commissions from our client radio stations based on the national spot radio advertising billings of the station, net of standard advertising agency and media buying services commissions. We enter into written representation contracts with our clients, which include negotiated commission rates. Because commissions are based on the prices paid to radio stations for spots, our revenue base is automatically adjusted for inflation.

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

   A number of factors influence the performance of the national spot radio advertising market, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the amount spent on advertising generally, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio. In this regard, we, like other media businesses, have been adversely affected by a sluggish economy generally, and the events of September 11, 2001, in particular, which we believe have contributed to a temporary decrease in the amount spent on advertising.

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

   During 1999, we added Internet advertising to our sales representation business. Revenues and expenses from the Internet advertising portion of our business will be affected by the level of advertising on the Internet generally and the portion of that advertising that we can direct to our clients, the traffic volume at our client's websites, the prices obtained for advertising on the Internet and our ability to obtain additional contracts from high-traffic Internet websites and from Internet advertisers. In December 2000, we merged our Interep Interactive business with Cybereps, Inc., an Internet advertising and marketing firm in which we had a minority interest, thereby increasing our ownership percentage from 16% to 51%. In October 2001, we assumed effective control of Cybereps' operations and consolidated its results from that date. Accordingly, the operations of Cybereps are included in the revenue and expense accounts for the three months ended March 31, 2002, whereas our share of the operating results for the three months ended March 31, 2001 are included in Other expenses, net.

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

   Our business generally follows the pattern of advertising expenditures in general. It is seasonal to the extent that radio advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be weaker during the first calendar quarter. Radio advertising also generally increases during the second and third quarters due to holiday-related advertising, school vacations and back-to-school sales. Additionally, radio tends to experience increases in the amount of advertising revenues as a result of special events such as political election campaigns. Furthermore, the level of advertising revenues of radio stations, and therefore our level of revenues, is susceptible to prevailing general and local economic conditions and the corresponding increases or decreases in the budgets of advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

Results of Operations

  Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,
  2001

   Commission revenues. Commission revenues for the first quarter of 2002 increased to $17.5 million from $16.6 million for the first quarter of 2001, or approximately 5.5%. This $0.9 million increase was primarily attributable to the inclusion, in the current period, of the commission revenue earned by our Internet operations. In the prior year, our share of the Internet loss was reported on the equity basis, under the caption "Other expense, net". Additionally, our comparative revenue was affected by the fact that the first quarter of 2002 had 13 weeks, as compared to 12 weeks during the first quarter of 2001.

   Contract termination revenue. Contract termination revenue in the first quarter of 2002 increased by $2.3 million, to $2.4 million, from $0.1 million in the first quarter of 2001. This increase was primarily attributable to settlement of the Katz litigation. See Note 6 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Selling expenses. Selling expenses for the first quarter of 2002 decreased to $12.9 million from $15.0 million in the first quarter of 2001. This decrease of $2.1 million, or approximately 14.0%, was primarily due to the strategic restructuring program undertaken in the fourth quarter of 2001 and the stock option repricing, offset in part by the operating expenses incurred by our Internet operations. In the prior year our share of the Internet loss was reported on the equity basis, under the caption "Other expense, net".

   General and administrative expenses. General and administrative expenses for the first quarter of 2002 were virtually unchanged from the first quarter of 2001.

   Operating EBITDA. Operating EBITDA increased by $1.7 million for the first quarter of 2002 to $0.5 million, from a loss of $1.2 million for the first quarter of 2001, for the reasons discussed above. Operating EBITDA is operating income or loss before interest, taxes, depreciation and amortization and excludes contract termination revenue and a non-cash option re-pricing charge. Operating EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, but we believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented herein.

   Depreciation and amortization expense. Depreciation and amortization expense decreased $0.6 million, or 9.0%, during the first quarter of 2002, to $5.9 million from $6.5 million in the first quarter of 2001. This decrease was primarily due to new representation contracts terminated during the past 12 months.

   Operating loss. Operating loss decreased by $5.9 million, or 73.8%, for the first quarter of 2002 to $2.1 million, as compared to the loss of $8.0 million during the first quarter of 2001, for the reasons discussed above.

   Interest expense, net. Interest expense, net, increased $0.2 million, or 8.7%, to $2.5 million for the first quarter of 2002, from $2.3 million for the first quarter of 2001. This increase primarily resulted from a reduction in the amount of cash invested and lower interest rates.

   Other expense, net. Other expense, net, for 2001 primarily consisted of our share of the equity loss incurred by Cybereps, Inc. See discussion of commission revenues, selling expenses and general and administrative expenses, above. See also Note 3 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Benefit for income taxes. The benefit for income taxes decreased by 81.4%, to $0.8 million, for the first quarter of 2002 from $4.2 million for the first quarter of 2002, as a result of the decreased operating loss.

   Net loss. Our net loss after tax declined $2.5 million, or 39.9%, to $3.8 million for the first quarter of 2002, from $6.3 million for the first quarter of 2001. This improvement is attributable to the reasons discussed above. Due to the seasonality of our business, the first quarter is normally our weakest quarter.

Liquidity and Capital Resources

   Our cash requirements have been primarily funded by cash provided from operations and financing transactions. In December 1999 we closed our initial public offering, which resulted in net proceeds of $46.8 million. At March 31, 2002, we had cash and cash equivalents of $5.9 million and working capital of $33.7 million. In May 2002, we issued $5 million of units in a private placement. Each unit consists of one share of $100 face value, 4% pay-in-kind, Series A Convertible Preferred Stock and 6.25 warrants to purchase the same number of shares of our Class A common stock. Each share of Preferred Stock is convertible into 25 shares of our Class A common stock. Each warrant is exerciseable during the next five years at an exercise price of $4.00 per share.

   Cash provided by operating activities during the first quarter of 2002 was $14.2 million, as compared to cash used by operating activities of $8.8 million during the first quarter of 2001. This fluctuation was primarily attributable to representation contract buyouts in 2002 and increased payables and accrued expenses in 2002, as compared to a reduction in such items in 2001. As noted above, the first quarter is normally our weakest quarter due to the seasonality of our business. See Note 6 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

   Net cash used in investing activities is attributable to capital expenditures in 2002 and included investments in private companies in 2001. Net cash used in investing activities was $0.1 million during the first quarter of 2002.

   Cash used for financing activities of $19.6 million during the first quarter of 2002 was used for representation contract acquisition payments of $20.2 million, offset by $0.6 million from the sale of additional stock to our Stock Growth Plan.

   In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in "Overview", we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

   We do not have any written options on financial assets, nor do we have any special purpose entities. We have not guaranteed any obligations of our unconsolidated investments.

   In July 1998 we issued 10% Senior Subordinated Notes in the aggregate principal amount of $100.0 million due July 1, 2008. Interest on the Senior Subordinated Notes is payable in semi-annual payments of $5.0 million. The Senior Subordinated Notes, while guaranteed by our subsidiaries, are unsecured and junior to certain other indebtedness. We used a portion of the net proceeds from the issuance of the Senior Subordinated Notes to repay the then outstanding balance of our bank debt. Additionally, we redeemed all of the outstanding shares of our then outstanding Series A preferred stock and Series B preferred stock, together with all of the associated shares of common stock then subject to redemption.

   We issued the Senior Subordinated Notes under an indenture that limits our ability to engage in various activities. Among other things, we are generally not able to pay any dividends to our shareholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances, and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes.

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

   We believe that the liquidity resulting from our initial public offering and the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on our Senior Subordinated Notes, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. In this regard, we believe that the cost-saving restructuring we implemented in 2001 should contribute to an improvement in cash flow. Moreover, the improvement in radio advertising pacings experienced in the first quarter of 2002 may be indicative of an improving revenue trend that should also have a positive effect on liquidity and cash flow. At the same time, as noted above, we recently obtained $5 million of new equity financing, and we are continuing to seek additional debt and equity financing to enhance our working capital position.

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

  . The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused significant uncertainty. While the consequences of these events are uncertain, they could have a material adverse effect on general economic conditions, consumer confidence, advertising and the media industry and may continue to do so in the future.

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

  . Competition could harm our business. Our only significant competitor is Katz Media Group, Inc., which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers' total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

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

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

   Katz Media Group, Inc., our principal competitor, and certain of its subsidiaries (together, "Katz"), instituted separate actions against four of our radio station clients in the New York Supreme Court, County of New York, from 1999 to 2001. In each case, our client (or its predecessor) was formerly represented by Katz, and Katz sued for monetary damages for alleged breaches of the representation agreement between Katz and the client stemming from the termination of the agreement by the client when it opted to retain us as its rep firm. In each case, we had agreed to indemnify our client against any liabilities that may arise from such termination, including customary termination payments and the costs of the litigation. The dispute in each case primarily concerned whether termination payments were owed to Katz, and, if so, the amount of such payments. In the first quarter of 2002, the Company entered into a settlement agreement regarding these contract acquisition claims. The terms of the settlement provide that various contract termination payments payable by both parties to each other will be offset, leaving a balance payable by Interep to Katz, which will be paid in installments through 2005.

Item 2.  Changes in Securities and Use of Proceeds

   In March 2002, we issued 164,117 shares of our Class B common stock to our Stock Growth Plan and Trust for net cash proceeds of approximately $558,000. One share of Class B common stock is convertible into one share of Class A common stock. We believe the issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

   In May 2002, we issued preferred stock and warrants in connection with a private equity financing. See Item 5 below.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   In May 2002, we issued 50,000 units consisting of one share of Series A Convertible Preferred Stock ("Series A Stock") and 6.25 warrants to acquire the same number of shares of our Class A common stock ("Warrants") for an aggregate purchase price of $5 million. We will use the proceeds for working capital.

   The Series A Stock has a face amount of $100 per share and a liquidation preference in such amount in priority over our Class A common stock and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of our Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustment). If the market price of our Class A Common Stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of our Class A Common Stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that we can pay in cash or in kind in additional shares of the Series A Stock. Holders of shares of the Series A Stock vote, on an "as converted basis", together with the holders of our Class A and Class B common stock on all matters and would vote alone as a class if changes to the rights or status of the Series A Stock were proposed by us.

   Each warrant is immediately exercisable for one share of our Class A common Stock at a strike price of $4.00 per share (subject to anti-dilution adjustment). The Warrants expire on the fifth anniversary of their date of issuance.

Item 6.  Exhibits and Reports on Form 8-K.

  (A)  Documents Filed as Part of this Report

Exhibit No. Description
----------- -----------

    3.1     Certificate of Amendment of the Restated Certificate of Incorporation (filed herewith)

    4.1     Form of Warrant (filed herewith)

   10.1     Form of Stock Purchase Agreement (filed herewith)

   10.2     Form of Registration Rights Agreement (filed herewith)

   99.1     Press release issued on May 8, 2002 (filed herewith)

   99.2     Letter, dated May 15, 2002, from Interep to the SEC regarding Arthur Andersen LLP (filed herewith)

  (B)  Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

May 15, 2002
                                             INTEREP NATIONAL RADIO SALES, INC.

                                             By:  /s/  WILLIAM J. MCENTEE, JR.
                                                  -----------------------------
                                                     William J. McEntee, Jr.
                                                    Vice President and Chief
                                                        Financial Officer