Form 10-Q
period 2002-06-30
INTEREP NATIONAL RADIO SALES INC
filed 2002-08-14
CIK 796735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Yes   [X]     No   [ ]

     The number of shares of the registrant's Common Stock outstanding as of the close of business on August 12, 2002, was 5,246,296 shares of Class A Common Stock, and 3,979,996 shares of Class B Common Stock.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       INTEREP NATIONAL RADIO SALES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                          June 30,        December 31,
                                                                                            2002              2001
                                                                                        ------------    ----------------
                                                                                         (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents .......................................................  $   12,006        $   11,502
     Receivables, less allowance for doubtful accounts of $1,815 and
       $1,747, respectively ..........................................................      24,491            26,656
     Representation contract buyouts receivable ......................................       2,000            12,504
     Current portion of deferred representation contract costs .......................      30,428            40,368
     Prepaid expenses and other current assets .......................................       1,161               927
                                                                                        ----------        ----------
         Total current assets ........................................................      70,086            91,957
                                                                                        ----------        ----------
Fixed assets, net ....................................................................       3,566             3,909
Deferred representation contract costs ...............................................      64,873            64,521
Investments and other assets .........................................................      19,152            19,342
                                                                                        ----------        ----------
         Total assets ................................................................  $  157,677        $  179,729
                                                                                        ==========        ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ...........................................  $    9,049        $    8,606
     Accrued interest ................................................................       4,950             4,950
     Representation contract buyouts payable .........................................      13,792            33,161
     Accrued employee-related liabilities ............................................       2,547             3,741
                                                                                        ----------        ----------
         Total current liabilities ...................................................      30,338            50,458
                                                                                        ----------        ----------
Long-term debt .......................................................................      99,000            99,000
                                                                                        ----------        ----------
Representation contract buyouts payable ..............................................      12,576            21,267
                                                                                        ----------        ----------
Other noncurrent liabilities .........................................................       4,029             4,714
                                                                                        ----------        ----------
Shareholders' equity:
     4%  Series A cumulative convertible preferred stock, $0.01 par value - 400,000 shares authorized, 110,000 shares issued and outstanding at June 30, 2002 (none issued at December 31,
         2001)(aggregate liquidation preference - $11,000) ...........................           1                 -
     Class A common stock, $0.01 par value - 20,000,000 shares
         authorized, 5,060,237 and 4,907,996 shares issued and
         outstanding at June 30, 2002 and December 31, 2001,
         respectively ................................................................          51                49
     Class B common stock, $0.01 par value - 10,000,000 shares
         authorized, 4,488,126 and 4,314,463 shares issued and
         outstanding at June 30, 2002 and December 31, 2001,
         respectively ................................................................          45                43
Additional paid-in-capital ...........................................................      52,516            39,456
Accumulated deficit ..................................................................     (40,879)          (35,258)
                                                                                        -----------       -----------
         Total shareholders' equity ..................................................      11,734             4,290
                                                                                        ----------        ----------
         Total liabilities and shareholders' equity ..................................  $  157,677        $  179,729
                                                                                        ==========        ==========
     The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

                       INTEREP NATIONAL RADIO SALES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                         For the Three Months Ended           For the Six Months
                                                                                 June 30,                       Ended June 30,
                                                                       ------------------------------    ---------------------------
                                                                             2002           2001            2002             2001
                                                                       -------------    -------------    -----------    ------------
Commission revenues ....................................................  $  23,704      $  22,650       $  41,232       $  39,258
Contract termination revenue ...........................................      3,979         20,240           6,366          20,309
                                                                          ---------      ---------       ---------       ---------

Total revenues .........................................................     27,683         42,890          47,598          59,567
                                                                          ---------      ---------       ---------       ---------

Operating expenses:
Selling expenses .......................................................     15,503         17,121          28,367          32,085
General and administrative expenses ....................................      3,098          3,242           6,294           6,422
Depreciation and amortization expense ..................................      5,980         13,815          11,900          20,322
                                                                          ---------      ---------       ---------       ---------

Total operating expenses ...............................................     24,581         34,178          46,561          58,829
                                                                          ---------      ---------       ---------       ---------

Operating income .......................................................      3,102          8,712           1,037             738
Interest expense, net ..................................................      2,507          2,268           5,019           4,525
Other expense, net .....................................................         --            586              --             899
                                                                          ---------      ---------       ---------       ---------

Income (loss) before provision (benefit) for income taxes ..............        595          5,858          (3,982)         (4,686)
Provision (benefit) for income taxes ...................................        284          4,622            (502)            383
                                                                          ---------      ---------       ----------      ---------

Net income (loss) applicable to common shareholders ....................  $     311      $   1,236       $  (3,480)      $  (5,069)
                                                                          =========      =========       ==========      =========

Basic earnings (loss) per share applicable to common
shareholders ...........................................................  $    0.03      $    0.15       $  (0.37)       $  (0.60)
Diluted earnings (loss) per share applicable to common
shareholders ...........................................................  $    0.02      $    0.12       $  (0.37)       $  (0.60)

       The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

                       INTEREP NATIONAL RADIO SALES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                     2002                2001
                                                                                -------------       --------------
Cash flows from operating activities:
Net loss .....................................................................  $     (3,480)       $     (5,069)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization ................................................        11,900              20,322
Noncash compensation expense .................................................          (529)              1,377
Equity loss on investment ....................................................            --                 971
Changes in assets and liabilities:
Receivables ..................................................................         2,165               3,860
Representation contract buyouts receivable ...................................        (2,000)               (378)
Prepaid expenses and other current assets ....................................          (234)               (374)
Other noncurrent assets ......................................................          (584)               (968)
Accounts payable and accrued expenses ........................................           443              (7,605)
Accrued employee-related liabilities .........................................        (1,194)             (5,098)
Other noncurrent liabilities .................................................          (685)               (121)
                                                                                -------------       -------------

Net cash provided by operating activities ....................................         5,802               6,917
                                                                                -------------       -------------

Cash flows from investing activities:
Additions to fixed assets ....................................................          (345)               (322)
Redemption of marketable securities ..........................................            --               7,562
                                                                                ------------        ------------

Net cash (used in) provided by investing activities ..........................          (345)              7,240
                                                                                -------------       ------------

Cash flows from financing activities:
Station representation contract payments .....................................       (16,406)            (25,574)
Issuance of Class B common stock .............................................         1,147               1,500
Issuance of Series A convertible preferred stock, net of
issuance costs ...............................................................        10,306                  --
                                                                                ------------        ------------

Net cash used in financing activities ........................................        (4,953)            (24,074)
                                                                                -------------       -------------

Net increase (decrease) in cash and cash equivalents .........................           504              (9,917)
Cash and cash equivalents, beginning of period ...............................        11,502              23,681
                                                                                ------------        ------------

Cash and cash equivalents, end of period .....................................  $     12,006        $     13,764
                                                                                ============        ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ................................................................  $      4,950        $      4,950
     Income taxes ............................................................  $        141        $        373
Non-cash investing and financing activities:
     Beneficial conversion option on preferred stock .........................  $      2,142        $         --
     Settlement of station representation contracts ..........................  $     12,504        $         --
     Station representation contracts acquired ...............................  $        850        $      5,528

                  The accompanying Notes to Unaudited Interim Consolidated Financial Statements
                                    are an integral part of these statements.

                       INTEREP NATIONAL RADIO SALES, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except share information)

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

     The consolidated financial statements as of June 30, 2002 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended December 31, 2001, which are available upon request of the Company. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

Comprehensive Income (Loss)

     For the three and six months ended June 30, 2002 and 2001, the Company's comprehensive income (losses) were equal to the respective net income (losses) for each of the periods presented.

Revenue Recognition

     The Company is a national representation ("rep") firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The
Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the six months ended June 30, 2002 and 2001 had 26 and 25 weeks, respectively.

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

Earnings (Loss) Per Share

     Basic earnings (loss) per share applicable to common shareholders for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period , amounting to 9,390,497 and 8,516,027 for the three months ended June 30, 2002 and 2001, respectively, and 9,307,935 and 8,517,325 for the six months ended June 30, 2002 and 2001, respectively. Diluted earnings per share applicable to common shareholders reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised, utilizing the treasury stock method, and also assumes conversion of outstanding convertible preferred stock into shares of common stock at the stated rate of conversion (Note 5). For the six months ended June 30, 2002 and 2001, the exercise of outstanding options would have an anti-dilutive effect and therefore have been excluded from the calculation. For the purposes of determining diluted earnings per share applicable to common shareholders for the three months ended June 30, 2002 and 2001, 3,115,422 and 1,766,987 shares have been assumed to be converted, respectively.

Restructuring Charges

     A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company's competitive position. In 2001, the Company recognized restructuring charges of $3,471, which were primarily comprised of termination benefits. The restructuring program resulted in the termination of approximately 53 employees. At December 31, 2001, the remaining accrual was approximately $2,917. During the six months ended June 30, 2002, the Company paid approximately $1,373 of termination benefits. As of June 30, 2002, the remaining accrual was $1,544, of which $1,149 is included in accrued employee related liabilities and $395 is included in other noncurrent liabilities.

New Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules. The Company currently does not have any goodwill on its books, therefore the adoption of this statement did not have a significant impact on the Company's financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.

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

Reclassification

     Certain   reclassifications  have  been  made  to  prior  period  financial statements to conform to the current period's presentation.

2.     Segment Reporting

     The Company is managed as one segment and all revenues are derived from representation operations and related activities. The Company's management decisions are based on operating EBITDA, defined as operating income or loss before interest, taxes, depreciation and amortization and excluding contract termination revenue and a non-cash option re-pricing charge. Operating EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, but the management believes it is useful in evaluating the Company's performance, in addition to the data presented herein.

3.     Acquisitions and Investments

     In December 2000, the Company invested $3,000 in Cybereps, Inc. and thus increased its ownership percentage from 16% to 51%. In October 2001, the Company assumed effective control of Cybereps' operations and consolidated its results from that date. The operating loss included in the accompanying statement of operations for the six months ended June 30, 2002 is approximately $660, compared to $899 of equity loss included in other income for the six months ended June 30, 2001.

     The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. The total carrying value of these investments was $2,500 and $2,600 as of June 30, 2002 and December 31, 2001, respectively, representing a range of ownership from 8% to 16% of the affiliated companies.

4.     Stock Options

     In April 2000, the Company granted options to purchase shares of Class A common stock at an exercise price of $8.77. In December 2000, the Company repriced these options to an exercise price of $2.81 which represented the fair market value on the date of the repricing. In accordance with accounting principles generally accepted in the United States, the Company has adopted variable plan accounting for these options from the date of the repricing. For the six months ended June 30, 2002 and 2001, the Company has recorded $(529) and $1,377, respectively, to selling expenses as a result of the repricing.

5.     Shareholders' Equity

     In May 2002, the Company amended its certificate of incorporation for the purpose of establishing a series of preferred stock referred to as Series A Convertible Preferred Stock (the "Series A Stock"), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over the Company's Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of the Company's Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into share of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind in additional shares of the Series A Stock. Holders of shares of the Series A Stock vote on an "as converted" basis, together with the holders of Class A and Class B common stock.

     During the quarter ended June 30, 2002, the Company completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. The Company incurred approximately $697 in legal and other costs directly related to the private placements.

     In March 2002, the Company issued 164,117 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $558. Additionally, in June 2002, the Company issued 159,620 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $589. During 2001, the
Company issued 680,330 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $2,800. The shares were issued at the current fair market value on the date of issuance.

6.     Commitments and Contingencies

     The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

     In 2000, certain clients of the Company were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. The Company had agreed to indemnify its clients from and against any loss, liability, cost or expense incurred in the actions. In the first quarter of 2002, the Company entered into a settlement agreement regarding these contract acquisition claims. The settlement resulted in the offset of approximately $12,500 in representation contract buyout receivables and payables as well as additional contract termination revenue of $2,400. In addition, the settlement agreement includes amended payment schedules for approximately $10,000 in contract representation payables previously recorded.

     In June 2002, the Company reached a settlement with Entravision Communications Corporation in regard to the termination of its contract. As a result the Company recorded approximately $2,000, or $0.16 per common share on a diluted basis, in contract termination revenue during the quarter ended June 30, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  our
Consolidated  Financial  Statements,   including  the  notes  thereto,  included
elsewhere in this Report.

     Throughout this Quarterly Report, when we refer to "Interep" or "the Company," we refer collectively to Interep National Radio Sales, Inc. and all of our subsidiaries unless the context indicates otherwise or as otherwise noted.

Important Note Regarding Forward Looking Statements

     Some of the statements made in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should review the factors noted in Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Our Results of Operations for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

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

     The value of representation contracts that have been acquired or terminated during the last few years has tended to increase due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the passage of the Telecommunications Act of 1996. In recent years, we have increased our representation contract acquisition activity, and we have devoted a significant amount of our resources to these acquisitions. At the same time, we have received an increased amount of contract termination revenue. We base our decisions to acquire a representation contract on the market share opportunity presented and on an analysis of the costs and net benefits to be derived. We continuously seek opportunities to acquire additional representation contracts on attractive terms as a means of expanding our business and market share, while maintaining our current clients. Our ability to acquire and maintain representation contracts has had, and will continue to have, a significant impact on our revenues and cash flows.

     We recognize revenues on a contract termination as of the effective date of the termination. When a contract is terminated, we write off in full the unamortized portion, if any, of the expense we originally incurred on our acquisition of the contract. When we enter into a representation contract with a new client, we amortize the contract acquisition cost in equal monthly installments over the life of the new contract. As a result, our operating income is affected, negatively or positively, by the acquisition or loss of client stations. We are unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12-month "trailing period" preceding the date of termination. The amount recognized by us as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments has increased since 1996, their impact on our revenues and income is uncertain, due to the variables of contract length and commission generation.

     During 1999, we added Internet advertising to our sales representation business. Revenues and expenses from the Internet advertising portion of our business will be affected by the level of advertising on the Internet generally and the portion of that advertising that we can direct to our clients, the traffic volume at our client's websites, the prices obtained for advertising on the Internet and our ability to obtain additional contracts from high-traffic Internet websites and Internet advertisers. In December 2000, we merged our Interep Interactive business with Cybereps, Inc., an Internet advertising representation and marketing firm in which we had a minority interest, thereby increasing our ownership percentage from 16% to 51%. In October 2001, we assumed effective control of Cybereps' operations and have consolidated its results from that date. Accordingly, the operations of Cybereps are included in the revenue and expense accounts for the six months ended June 30, 2002 and the three months ended June 30, 2002, whereas our share of the operating results for the six months ended June 30, 2001 and the three months ended June 30, 2001 are included in Other expenses, net.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Commission revenues. Commission revenues for the second quarter of 2002 increased to $23.7 million from $22.7 million for the second quarter of 2001, or approximately 4.7%. This $1.0 million increase was primarily attributable to the inclusion, in the current period, of the commission revenue earned by our Internet advertising representation operations. In the prior year, our share of the Internet loss was reported on the equity basis, under the caption "Other expense, net".

     Contract termination revenue. Contract termination revenue in the second quarter of 2002 decreased by $16.2 million, or 80.3%, to $4.0 million from $20.2 million in the second quarter of 2001. This decrease is primarily attributable to contract termination revenue in the second quarter of 2001 resulting from the agreement reached in that period with Clear Channel Communications regarding termination revenue on rep contracts with us that had previously terminated.

     Selling expenses. Selling expenses for the second quarter of 2002 decreased to $15.5 million from $17.1 million in the second quarter of 2001. This decrease of $1.6 million, or approximately 9.5%, was primarily due to the continuing benefits of the strategic restructuring program undertaken in the fourth quarter of 2001, offset by the operating expenses incurred by our Internet advertising representation operations. In the prior year our share of the Internet loss was reported on the equity basis, under the caption "Other expense, net". In addition, for the three months ended June 30, 2002 and 2001, the Company has recorded $391 and $1,027, respectively, to selling expenses as a result of the repricing of its stock options due to its variable plan accounting.

     General and administrative expenses. General and administrative expenses for the second quarter of 2002 were virtually unchanged from the second quarter of 2001.

     Operating EBITDA. Operating EBITDA increased by $2.2 million, or 66.7%, for the second quarter of 2002 to $5.5 million, from $3.3 million for the second quarter of 2001, for the reasons discussed above. Operating EBITDA is operating income or loss before interest, taxes, depreciation and amortization and excludes contract termination revenue and a non-cash option re-pricing charge. Operating EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, but we believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented.

     Depreciation and amortization expense. Depreciation and amortization expense decreased $7.8 million, or 56.7%, during the second quarter of 2002, to $6.0 million from $13.8 million in the second quarter of 2001. This decrease was primarily the result of the write-off, in the second quarter of 2001, of the remaining deferred costs, amounting to $6.3 million, related to the terminated contract with Clear Channel.

     Operating income. Operating income decreased by $5.6 million, or 64.4%, for the second quarter of 2002 to $3.1 million, as compared to $8.7 million for the second quarter of 2001, for the reasons discussed above.

     Interest expense, net. Interest expense, net, increased $0.2 million, or 10.5%, to $2.5 million for the second quarter of 2002, from $2.3 million for the second quarter of 2001. This increase primarily resulted from a reduction in the amount of cash invested and lower interest rates.

     Other expense, net. Other expense, net, for 2001 primarily consisted of our share of the equity loss incurred by Cybereps, Inc. See discussion of commission revenues, selling expenses and general and administrative expenses, above. See also Note 3 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

     Provision for income taxes. The provision for income taxes decreased by $4.3 million, or 93.9%, to $0.3 million for the first quarter of 2002, from $4.6 million for the second quarter of 2001, as a result of the decreased operating income.

     Net income. Our net income after tax declined $0.9 million, or 74.8%, to $0.3 million for the second quarter of 2002, from $1.2 million for the second quarter of 2001. The decrease was attributable to the reasons discussed above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Commission revenues. Commission revenues for the first half of 2002 increased to $41.2 million from $39.3 million for the first half of 2001, or approximately 5.0%. This $1.9 million increase was primarily attributable to the inclusion, in the current period, of the commission revenue earned by our Internet advertising representation operations. In the prior year, our share of the Internet loss was reported on the equity basis, under the caption "Other expense, net". Additionally, our comparative revenue was affected by the fact that the first quarter of 2002 had 13 broadcast weeks, as compared to 12 broadcast weeks during the first quarter of 2001, and, accordingly, there were 26 weeks in the first half of 2002 compared to 25 weeks in the first half of 2001.

     Contract termination revenue. Contract termination revenue in the first half of 2002 decreased by $13.9 million, or 68.7%, to $6.4 million from $20.3 million in the first half of 2001. This decrease is primarily attributable to contract termination revenue in the second quarter of 2001 resulting from the agreement reached in that period with Clear Channel Communications regarding termination revenue on rep contracts with us that had previously terminated.

     Selling expenses. Selling expenses for the first half of 2002 decreased to $28.4 million from $32.1 million in the first half of 2001. This decrease of $3.7 million, or approximately 11.6%, was primarily due to the continuing benefits of the strategic restructuring program undertaken in the fourth quarter of 2001, offset by the operating expenses incurred by our Internet advertising representation operations. In the prior year our share of the Internet loss was reported on the equity basis, under the caption "Other expense, net". In addition, for the six months ended June 30, 2002 and 2001, the Company has recorded $(529) and $1,377, respectively, to selling expenses as a result of the repricing of its stock options due to its variable plan accounting.

     General and administrative expenses. General and administrative expenses for the first half of 2002 were virtually unchanged from the first half of 2001.

     Operating EBITDA. Operating EBITDA increased by $3.9 million for the first half of 2002 to $6.0 million, from $2.1 million for the first half of 2001, for the reasons discussed above. Operating EBITDA is operating income or loss before interest, taxes, depreciation and amortization and excludes contract termination revenue and a non-cash option re-pricing charge. Operating EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, but we believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented.

     Depreciation and amortization expense. Depreciation and amortization expense decreased $8.4 million, or 41.4%, during the first half of 2002, to $11.9 million from $20.3 million in the first half of 2001. This decrease was primarily the result of the write-off, in the second quarter of 2001, of the remaining deferred costs, amounting to $6.3 million, related to the terminated contract with Clear Channel.

     Operating income. Operating income increased by $0.3 million, or 40.5%, for the first half of 2002 to $1.0 million, as compared to $0.7 million for the first half of 2001, for the reasons discussed above.

     Interest expense, net. Interest expense, net, increased $0.5 million, or 10.9%, to $5.0 million for the first half of 2002, from $4.5 million for the first half of 2001. This increase primarily resulted from a reduction in the amount of cash invested and lower interest rates.

     Other expense, net. Other expense, net, for 2001 primarily consists of our share of the equity loss incurred by Cybereps, Inc. See discussion of commission revenues, selling expenses and general and administrative expenses, above. See also Note 3 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

     Provision (benefit) for income taxes. The benefit for income taxes for the first half of 2002 was $0.5 million, compared to a provision of $0.4 million for the comparable 2001 period, reflecting change in the taxable profit for the periods.

     Net loss. Our net loss after tax declined $1.6 million, or 31.3%, to $3.5 million for the first half of 2002, from $5.1 million for the first half of 2001. The change was attributable to the reasons discussed above.

Liquidity and Capital Resources

     Our cash requirements have been primarily funded by cash provided from operations and financing transactions. In December 1999 we closed our initial public offering, which resulted in net proceeds of $46.8 million. At June 30, 2002, we had cash and cash equivalents of $12.0 million and working capital of $39.7 million.

     In the second quarter of 2002, we issued $11.0 million of units in a private placement. Each unit consists of one share of $100 face value, 4% pay-in-kind, Series A Convertible Preferred Stock and 6.25 warrants to purchase the same number of shares of our Class A common stock. Each share of Preferred Stock is convertible into 25 shares of our Class A common stock. Each warrant is exerciseable during the next five years at an exercise price of $4.00 per share.

     Cash provided by operating activities during the first half of 2002 was $5.8 million, as compared to $6.9 million during the first half of 2001. This fluctuation was primarily attributable to representation contract buyouts, the reduction in payables and accrued expenses and increased collections in trade accounts receivable in 2002. The first half of the year is normally weaker than the second half due to the seasonality of our business.

     Net cash provided by (used in) investing activities is attributable to the purchase and sale of marketable securities and capital expenditures. Net cash used in investing activities during the first 6 months of 2002 was $0.3 million, which consisted solely of capital expenditures. Net cash provided by investing activities was $7.2 million during the first six months of 2001, reflecting $7.5 million from the redemption of marketable securities and $0.3 million of capital expenditures.

     Cash used for financing activities of $5.0 million during the first half of 2002 was used for representation contract acquisition payments of $16.4 million, offset by $11.4 million from the issuance of units referred to above, net of issuance costs, and the sale of additional stock to our Stock Growth Plan.

     In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in "Overview", we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

     We do not have any written options on financial assets, nor do we have any special purpose entities. We have not guaranteed any obligations of our unconsolidated investments

     In July 1998 we issued 10% Senior Subordinated Notes in the aggregate principal amount of $100.0 million due July 1, 2008. Interest on the Senior Subordinated Notes is payable in semi-annual payments of $5.0 million. The Senior Subordinated Notes, while guaranteed by our subsidiaries, are unsecured and junior to certain other indebtedness. We used a portion of the net proceeds from the issuance of the Senior Subordinated Notes to repay the then outstanding balance of our bank debt.

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

     We believe that the liquidity resulting from our initial public offering and the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on our Senior Subordinated Notes, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. In this regard, we believe that the cost-saving restructuring we implemented in 2001 should contribute to an improvement in cash flow. Moreover, the improvement in radio advertising pacings experienced in the first half of 2002 may be indicative of an improving revenue trend that should also have a positive effect on liquidity and cash flow. At the same time, as noted above, we recently obtained $11.0 million of new equity financing, and we are continuing to seek additional debt and equity financing to enhance our working capital position.

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

     o The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused uncertainty. While the full consequences of these events remain uncertain, they could continue to have a material adverse effect on general economic conditions, consumer confidence, advertising and the media industry.

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

                                     PART II
                                OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

     None.

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May and June 2002, we sold an aggregate of 110,000 units consisting of one share of Series A Convertible Preferred Stock ("Series A Preferred Stock") and 6.25 warrants to acquire the same number of shares of our Class A common stock ("Warrants") for an aggregate purchase price of $11 million. We will use the proceeds for working capital. We also issued warrants to acquire 5,000 shares of our Class A common stock to a placement agent in connection with the sale of 10,000 units. These securities were sold as a private placement in reliance on Regulation D of the Securities Act of 1933, as amended.

     The Series A Preferred Stock has a face amount of $100 per share and a liquidation preference in such amount in priority over our Class A common stock and Class B common stock. Each share of the Series A Preferred Stock may be converted at the option of the holder at any time into 25 shares of our Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustment). If the market price of our Class A Common Stock is $8.00 or more for 30 consecutive trading days, the Series A Preferred Stock will automatically be converted into shares of our Class A Common Stock at the then applicable conversion price. The Series A Preferred Stock bears a 4% annual cumulative dividend that we can pay in cash or in kind in additional shares of the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock vote, on an "as converted basis", together with the holders of our Class A and Class B common stock on all matters and would vote alone as a class if changes to the rights or status of the Series A Preferred Stock were proposed by us.

     Each warrant is immediately exercisable for one share of our Class A common Stock at a strike price of $4.00 per share (subject to anti-dilution adjustment). The Warrants expire on the fifth anniversary of their date of issuance.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.     OTHER INFORMATION

     None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(A)     Documents Filed as Part of this Report

           Exhibit No.   Description
           -----------   -------------------------------------------------------
                  3.1    Certificate of Amendment of the Restated Certificate of

                         Incorporation (1)
                  4.1    Form of Warrant (1)
                 10.1    Form of Stock Purchase Agreement (1)
                 10.2    Form of Registration Rights Agreement (1)
                 99.1 Statement required pursuant to 18 U.S.C.ss. 1350 (filed herewith)

-------------------------
(1) Incorporated by reference to our Quarterly Report on Form 10-Q for our fiscal quarter ended March 31, 2002, filed with the Commission on May 15, 2002.

(B)     Reports on Form 8-K

     We have filed the following current reports on Form 8-K since the beginning of our second fiscal quarter:

                                                                    Financial
Date of Report                  Items Reported                  Statements Filed
--------------  ---------------------------------------------   ----------------
June 3, 2002    Private placement of Series A Preferred Stock          No
                and Warrants


June 12, 2002   Private placement of Series A Preferred Stock          No
                and Warrants

June 26, 2002   Change in certifying accountant                        No

July 3, 2002    Unaudited pro forma consolidated balance sheet        Yes
                as of May 31, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

August 14, 2002

                                         INTEREP NATIONAL RADIO SALES, INC.


                                         By:  /s/ WILLIAM J. MCENTEE, JR.
                                              ---------------------------
                                              William J. McEntee, Jr.
                                              Vice President and Chief Financial
                                                Officer