Form 10-Q
period 2002-09-30
INTEREP NATIONAL RADIO SALES INC
filed 2002-11-13
CIK 796735

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number    000-28395

INTEREP NATIONAL RADIO SALES, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-1865151 (I.R.S. Employer Identification No.)

100 Park Avenue, New York, New York (Address of Principal Executive Offices)	10017 (Zip Code)

(212) 916-0700 (Registrant’s Telephone Number, Including Area Code)

                    Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

                    The number of shares of the registrant’s Common Stock outstanding as of the close of business on November 11, 2002, was 5,308,684 shares of Class A Common Stock, and 4,437,204 shares of Class B Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,393	$11,502
Receivables, less allowance for doubtful accounts of $1,799 and $1,747, respectively	26,264	26,656
Representation contract buyouts receivable	—	12,504
Current portion of deferred representation contract costs	25,114	40,368
Prepaid expenses and other current assets	882	927

Total current assets	61,653	91,957

Fixed assets, net	3,273	3,909
Deferred representation contract costs	65,450	64,521
Investments and other assets	19,276	19,342

Total assets	$149,652	$179,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,236	$8,606
Accrued interest	2,475	4,950
Representation contract buyouts payable	11,128	33,161
Accrued employee-related liabilities	2,672	3,741

Total current liabilities	26,511	50,458

Long-term debt	99,000	99,000

Representation contract buyouts payable	12,019	21,267

Other noncurrent liabilities	3,686	4,714

Shareholders’ equity:
4% Series A cumulative convertible preferred stock, $0.01 par value – 400,000 shares authorized, 110,000 shares issued and outstanding at September 30, 2002 (none issued at December 31, 2001)(aggregate liquidation preference – $11,000)	1	—
Class A common stock, $0.01 par value – 20,000,000 shares authorized, 5,300,999 and 4,907,996 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	51	49
Class B common stock, $0.01 par value – 10,000,000 shares authorized, 4,444,889 and 4,314,463 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	45	43
Additional paid-in-capital	52,223	39,456
Accumulated deficit	(43,884)	(35,258)

Total shareholders’ equity	8,436	4,290

Total liabilities and shareholders’ equity	$149,652	$179,729

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Commission revenues	$22,183	$21,641	$63,415	$60,899
Contract termination revenue	18	661	6,384	20,970

Total revenues	22,201	22,302	69,799	81,869

Operating expenses:
Selling expenses	14,100	13,972	42,467	46,057
General and administrative expenses	2,961	3,139	9,255	9,561
Depreciation and amortization expense	5,994	5,756	17,894	26,078

Total operating expenses	23,055	22,867	69,616	81,696

Operating income (loss)	(854)	(565)	183	173
Interest expense, net	2,535	2,364	7,554	6,889
Other expense, net	—	2,530	—	3,429

Loss before provision (benefit) for income taxes	(3,389)	(5,459)	(7,371)	(10,145)
Provision (benefit) for income taxes	(384)	31	(886)	414

Net loss applicable to common shareholders	$(3,005)	$(5,490)	$(6,485)	$(10,559)

Basic and diluted loss per share applicable to common shareholders	$(0.31)	$(0.62)	$(0.69)	$(1.22)

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(6,485)	$(10,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,894	26,078
Noncash compensation expense	(1,251)	(509)
Equity loss on investment	—	3,501
Changes in assets and liabilities:
Receivables	392	5,365
Representation contract buyouts receivable	—	(478)
Prepaid expenses and other current assets	45	32
Other noncurrent assets	(1,244)	(1,726)
Accounts payable and accrued expenses	(845)	(10,267)
Accrued employee-related liabilities	(1,069)	(5,086)
Other noncurrent liabilities	(1,028)	(398)

Net cash provided by operating activities	6,409	5,953

Cash flows from investing activities:
Additions to fixed assets	(411)	(331)
Redemption of marketable securities	—	7,562

Net cash (used in) provided by investing activities	(411)	7,231

Cash flows from financing activities:
Station representation contract payments	(19,989)	(31,193)
Issuance of Class B common stock	1,762	2,073
Issuance of Series A convertible preferred stock, net of issuance costs	10,120	—

Net cash used in financing activities	(8,107)	(29,120)

Net decrease in cash and cash equivalents	(2,109)	(15,936)
Cash and cash equivalents, beginning of period	11,502	23,681

Cash and cash equivalents, end of period	$9,393	$7,745

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,900	$9,900
Income taxes	$246	$417
Non-cash investing and financing activities:
Beneficial conversion option on preferred stock	$2,141	$—
Settlement of station representation contracts	$12,504	$—
Station representation contracts acquired	$1,210	$12,647

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share information)

1.          Summary of Significant Accounting Policies

Principles of Consolidation

                    The consolidated financial statements include the accounts of Interep National Radio Sales, Inc. (“Interep”), together with its subsidiaries (collectively, the “Company”), and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  All significant intercompany transactions and balances have been eliminated.

                    The consolidated financial statements as of September 30, 2002 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the year ended December 31, 2001, which are available upon request of the Company.  Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

Comprehensive Income (Loss)

                    For the three and nine months ended September 30, 2002 and 2001, the Company’s comprehensive income (loss) was equal to the respective net income (loss) for each of the periods presented.

Revenue Recognition

                    The Company is a national representation (“rep”) firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations.  In instances when the Company is not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis.  Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months ended September 30, 2002 and 2001 had 13 and 14 weeks, respectively. The broadcast calendars for the nine months ended September 30, 2002 and 2001 both had 39 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

                    The Company’s station representation contracts usually renew automatically from year to year after their stated initial terms unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period, plus two months.

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

Loss Per Share

                    Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 9,552,158 and 8,825,817 for the three months ended September 30, 2002 and 2001, respectively, and 9,389,937 and 8,620,906 for the nine months ended September 30, 2002 and 2001, respectively.  Diluted earnings per share applicable to common shareholders reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised, utilizing the treasury stock method, and also assumes conversion of outstanding convertible preferred stock into shares of common stock at the stated rate of conversion (Note 5).  For the three and nine months ended September 30, 2002 and 2001, the exercise of outstanding options would have an anti-dilutive effect and therefore have been excluded from the calculation.

Restructuring Charges

                    A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company’s competitive position.  In 2001, the Company recognized restructuring charges of $3,471, which were primarily comprised of termination benefits.  The restructuring program resulted in the termination of approximately 53 employees. At December 31, 2001, the remaining accrual was approximately $2,917.  During the nine months ended September 30, 2002, the Company paid approximately $1,832 of termination benefits.  As of September 30, 2002, the remaining accrual was $1,085, of which $803 is included in accrued employee related liabilities and $282 is included in other noncurrent liabilities.

New Accounting Pronouncements

                    Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, was issued in September 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-

based test.  Similarly, goodwill associated with equity method investments is no longer amortized.  Equity method goodwill is not, however, subject to the new impairment rules.  The Company currently does not have any goodwill on its books, therefore the adoption of this statement did not have a significant impact on the Company’s financial position and results of operations.

                    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations,” for the disposal of a segment of a business.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company adopted SFAS No. 144 as of January 1, 2002.  The adoption of the Statement did not have a significant impact on the Company’s financial position and results of operations.

                    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.  Statement 145’s amendment and technical correction to Statement 13 is effective for all transactions occurring after May 15, 2002.  The adoption of this Statement did not have a significant impact on the Company’s financial position or results of operations.

                    FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this Statement will not have a significant impact on the Company’s financial position or results of operations.

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

Reclassification

                    Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

2.          Segment Reporting

                    The Company is managed as one segment and all revenues are derived from representation operations and related activities.

3.          Acquisitions and Investments

                    In December 2000, the Company invested $3,000 in Cybereps, Inc (“Cybereps”) and thus increased its ownership percentage from 16% to 51%.  The Company did not consolidate Cybereps until it had effective control.  In October 2001, the Company assumed effective control of Cybereps’ operations and consolidated its results from that date.  The operating loss included in the accompanying statement of operations for the nine months ended September 30, 2002 is approximately $395, compared to $1,561 of equity loss included in Other expense, net for the nine months ended September 30, 2001.  In addition, the Company recorded amortization expense of $678 for the nine months ended September 30, 2001, representing amortization of the excess of the cash investment over the underlying equity interest in Cybereps.

                    The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates.  The total carrying value of these investments was $2,500 and $2,600 as of September 30, 2002 and December 31, 2001, respectively, representing a range of ownership from 8% to 16% of the affiliated companies. During the quarter ended September 30, 2001, the Company recorded an other than temporary write down of $1,900 to reflect these investments at their net realizable value. This amount was included in Other expense, net on the accompanying statement of operations.

4.          Stock Options

                    In April 2000, the Company granted options to purchase shares of Class A common stock at an exercise price of $8.77.  In December 2000, the Company repriced these options to an exercise price of $2.81 which represented the fair market value on the date of the repricing.  In accordance with accounting principles generally accepted in the United States, the Company has adopted variable plan accounting for these options from the date of the repricing.  For the nine months ended September 30, 2002 and 2001, the Company has recorded $(1,251) and $(509), respectively, to selling expenses as a result of the repricing.

5.          Shareholders’ Equity

                    In May 2002, the Company amended its certificate of incorporation for the purpose of establishing a series of preferred stock referred to as Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares.  The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over the Company’s Class A and Class B common stock.  Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments).  If the market price of the Company’s Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into Class A common stock at the then applicable conversion price.  The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind in additional shares of the Series A Stock.  Holders of shares of the Series A Stock vote on an “as converted” basis, together with the holders of Class A and Class B common stock.

                    During the quarter ended June 30, 2002, the Company completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000.  Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock.  The warrants are exercisable at any time from the date of grant and expire five years from the date of grant.  The Company incurred approximately $880 in legal and other costs directly related to the private placements.

                    In March 2002, the Company issued 164,117 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $558.  In June 2002, the Company issued 159,620 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $589.  Additionally, in September 2002, the Company issued 195,859 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $615.  During 2001, the Company issued 680,330 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of $2,800.  The shares were issued at the current fair market value on the date of issuance.

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

7.          Subsequent Events

                    On November 7, 2002, the Company entered into a $10 million senior credit facility with an institutional lender. The senior note has a five-year term, maturing in November 2007, and carries a coupon rate of 8.125%.  Proceeds from this note will be used for working capital and general corporate purposes.  As part of this transaction, the Company also issued warrants to purchase 225,000 shares of Class A Common Stock at $0.01 per share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

                    Throughout this Quarterly Report, when we refer to “Interep” or “the Company,” we refer collectively to Interep National Radio Sales, Inc. and all of our subsidiaries unless the context indicates otherwise or as otherwise noted.

Important Note Regarding Forward Looking Statements

                    Some of the statements made in this Quarterly Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are not statements of historical fact, but instead represent our belief about future events.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control.  These risks and uncertainties may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should review the factors noted in Management’s Discussion and Analysis of Financial Condition and Results of Operation  – Certain Factors That May Affect Our Results of Operations for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

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

                    Our operating results generally depend on:

                    •       changes in advertising expenditures;

                    •       increases and decreases in the size of the total national spot radio advertising market;

                    •       changes in our share of this market;

                    •       acquisitions and terminations of representation contracts; and

                    •       operating expense levels.

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

                    We recognize revenues on a contract termination as of the effective date of the termination. When a contract is terminated, we write off in full the unamortized portion, if any, of the expense we originally incurred on our acquisition of the contract. When we enter into a representation contract with a new client, we amortize the contract acquisition cost in equal monthly installments over the life of the new contract. As a result, our operating income is affected, negatively or positively, by the acquisition or loss of client stations.  We are unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12-month “trailing period” preceding the date of termination. The amount recognized by us as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments has increased since 1996, their impact on our revenues and income is uncertain, due to the variables of contract length and commission generation.

                    During 1999, we added Internet advertising to our sales representation business. Revenues and expenses from the Internet advertising portion of our business will be affected by the level of advertising on the Internet generally and the portion of that advertising that we can direct to our clients, the traffic volume at our client’s websites, the prices obtained for advertising on the Internet and our ability to obtain additional contracts from high-traffic Internet websites and Internet advertisers. In December 2000, we merged our Interep Interactive business with Cybereps, Inc., an Internet advertising representation and marketing firm in which we had a minority interest, thereby increasing our ownership percentage from 16% to 51%.  In October 2001, we assumed effective control of Cybereps’ operations and have consolidated its results from that date.  Accordingly, the operations of Cybereps are included in the revenue and expense accounts for the nine months ended September 30, 2002 and the three months ended September 30, 2002, whereas our share of the operating results for the nine months ended September 30, 2001 and the three months ended September 30, 2001 are included in Other expenses, net.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

                    Commission revenues. Commission revenues for the third quarter of 2002 increased to $22.2 million from $21.6 million for the third quarter of 2001, or approximately 2.5%.  This $0.6 million increase was primarily attributable to the inclusion, in the current period, of the commission revenue earned by our Internet advertising representation operations. In the prior year, our share of the Internet loss was reported on the equity basis, under the caption “Other expense, net”. Additionally, our comparative revenue was affected by the fact that the third quarter of 2002 had 13 weeks, as compared to 14 weeks for the third quarter of 2001.

                    Contract termination revenue.  Contract termination revenue in the third quarter of 2002 decreased by $0.6 million, or 97.3%, to less than $0.1 million from $0.7 million in the third quarter of 2001. This decrease was attributable to the fact that fewer contracts were terminated in the third quarter of 2002 as compared to the third quarter of 2001.

                    Selling expenses.  Selling expenses for the third quarter of 2002 increased to $14.1 million from $14.0 million in the third quarter of 2001.  This increase of $0.1 million, or approximately 1.0%, was primarily due to the operating expenses incurred by our Internet advertising representation operations. In the prior year our share of the Internet loss was reported on the equity basis, under the caption “Other expense, net”.  In addition, for the three months ended September 30, 2002 and 2001, the Company has recorded $(0.7 million) and $(1.9 million), respectively, to selling expenses as a result of the repricing of its stock options due to its variable plan accounting.

                    General and administrative expenses.  General and administrative expenses for the third quarter of 2002 were virtually unchanged from the third quarter of 2001.

                    Operating EBITDA.  Operating EBITDA increased by $1.8 million, or 66.4%, for the third quarter of 2002 to $4.4 million, from $2.6 million for the third quarter of 2001, for the reasons discussed above. The Company’s management decisions are based on operating EBITDA, defined as  operating income or loss before interest, taxes, depreciation and amortization and excludes contract termination revenue and a non-cash option re-pricing charge.  Operating EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, but we believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented.

                    Depreciation and amortization expense.  Depreciation and amortization expense increased $0.2 million, or 4.1%, during the third quarter of 2002, to $6.0 million from $5.8 million in the third quarter of 2001.  This increase was primarily the result of the amortization of software system costs in 2002.

                    Operating loss.  Operating loss increased by $0.3 million, or 51.2%, for the third quarter of 2002 to $0.9 million, as compared to $0.6 million for the third quarter of 2001, for the reasons discussed above.

                    Interest expense, net.  Interest expense, net, increased $0.2 million, or 7.2%, to $2.6 million for the third quarter of 2002, from $2.4 million for the third quarter of 2001.  This increase primarily resulted from a reduction in interest income due to less cash invested and lower interest rates.

                    Other expense, net.  Other expense, net, for 2001 primarily consisted of our share of the equity loss incurred by Cybereps, Inc., as well as a $1.9 million writedown of certain internet investments. See discussion of commission revenues, selling expenses and general and administrative expenses, above.  See also Note 3 to the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Report.

                    Provision (benefit) for income taxes. The benefit for income taxes for the third quarter of 2002 was $0.4 million, compared to a provision of less than $0.1 million for the comparable 2001 period, reflecting change in the taxable profit for the periods.

                    Net loss.  Our net loss after tax declined $2.5 million, or 45.3%, to $3.0 million for the third quarter of 2002, from $5.5 million for the third quarter of 2001.  The change was attributable to the reasons discussed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

                    Commission revenues.  Commission revenues for the first nine months of 2002 increased to $63.4 million from $60.9 million for the first nine months of 2001, or approximately 4.1%.  This $2.5 million increase was primarily attributable to the inclusion, in the current period, of the commission revenue earned by our Internet advertising representation operations. In the prior year, our share of the Internet loss was reported on the equity basis, under the caption “Other expense, net”. The broadcast calendars for the nine months ended September 30, 2002 and 2001 both had 39 weeks.

                    Contract termination revenue.  Contract termination revenue in the first nine months of 2002 decreased by $14.6 million, or 69.6%, to $6.4 million from $21.0 million in the first nine months of 2001.  This decrease is primarily attributable to contract termination revenue in the third quarter of 2001 resulting from the agreement reached in that period with Clear Channel Communications regarding termination revenue on rep contracts with us that had previously terminated.

                    Selling expenses.  Selling expenses for the first nine months of 2002 decreased to $42.5 million from $46.1 million in the first nine months of 2001.  This decrease of $3.6 million, or approximately 7.8%, was primarily due to the continuing benefits of the strategic restructuring program undertaken in the fourth quarter of 2001, offset by the operating expenses incurred by our Internet advertising representation operations. In the prior year our share of the Internet loss was reported on the equity basis, under the caption “Other expense, net”.  In addition, for the nine months ended September 30, 2002 and 2001, the Company has recorded $(1.3 million) and $(0.5 million), respectively, to selling expenses as a result of the repricing of its stock options due to its variable plan accounting.

                    General and administrative expenses.  General and administrative expenses for the first nine months of 2002 were virtually unchanged from the first nine months of 2001.

                    Operating EBITDA.  Operating EBITDA increased by $5.6 million for the first nine months of 2002 to $10.4 million, from $4.8 million for the first nine months of 2001, for the reasons discussed above.  Operating EBITDA is operating income or loss before interest, taxes, depreciation and amortization and excludes contract termination revenue and a non-cash option re-pricing charge.  Operating EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, but we believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented.

                    Depreciation and amortization expense.  Depreciation and amortization expense decreased $8.2 million, or 31.4%, during the first nine months of 2002, to $17.9 million from $26.1 million in the first nine months of 2001.  This decrease was primarily the result of the write-off, in the second quarter of 2001, of the remaining deferred costs, amounting to $6.3 million, related to the terminated contract with Clear Channel.  The remainder of the decrease relates to the completion of the amortization of certain representation contracts.

                    Operating income.  Operating income of $0.2 million for the first nine months of 2002 was essentially the same as the first nine months of 2001.

                    Interest expense, net.  Interest expense, net, increased $0.7 million, or 9.7%, to $7.6 million for the first nine months of 2002, from $6.9 million for the first nine months of 2001.  This increase primarily resulted from a reduction in interest income due to less cash invested and lower interest rates.

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

                    Provision (benefit) for income taxes.  The benefit for income taxes for the first nine months of 2002 was $0.9 million, compared to a provision of $0.4 million for the comparable 2001 period, reflecting change in the taxable profit for the periods.

                    Net loss.  Our net loss after tax declined $4.1 million, or 38.6%, to $6.5 million for the first nine months of 2002, from $10.6 million for the first nine months of 2001.  The change was attributable to the reasons discussed above.

Liquidity and Capital Resources

                    Our cash requirements have been primarily funded by cash provided from operations and financing transactions.  In December 1999 we closed our initial public offering, which resulted in net proceeds of $46.8 million.  At September 30, 2002, we had cash and cash equivalents of $9.4 million and working capital of $35.1 million.

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

                    Cash provided by operating activities during the first nine months of 2002 was $6.4 million, as compared to $6.0 million during the first nine months of 2001.  This fluctuation was primarily attributable to representation contract buyouts and working capital components.

                    Net cash provided by (used in) investing activities is attributable to the purchase and sale of marketable securities and capital expenditures.  Net cash used in investing activities during the first nine months of 2002 was $0.4 million, which consisted solely of capital expenditures.  Net cash provided by investing activities was $7.2 million during the first nine months of 2001, reflecting $7.5 million from the redemption of marketable securities, offset by $0.3 million of capital expenditures.

                    Cash used for financing activities of $8.1 million during the first nine months of 2002 was used for representation contract acquisition payments of $20.0 million, offset by $11.9 million from the issuance of units referred to above, net of issuance costs, and the sale of additional stock to our Stock Growth Plan.

                    In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash.  For the reasons noted above in “Overview”, we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

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

                On November 7, 2002, we entered into an agreement with an institutional lender to provide us with a $10 million term loan facility. The loan has a five-year term, maturing in November 2007, is secured by a security interest in substantially all of our assets and requires that interest at the rate of 8.125% be payable quarterly. In connection with the loan, we issued a warrant to an affiliate of the lender to purchase 225,000 shares of our Class A common stock for nominal consideration. In addition to covenants similar to those in the indenture governing our Senior Subordinated Notes, the agreement requires, among other things, that:

                •    we maintain certain 12-month trailing EBITDA levels

                •    we have certain minimum accounts receivable as of the end of each quarter

                •    we have not less than $200 million of rep contract backlog as of the end of each quarter

                    We believe that the liquidity resulting from our initial public offering and the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on our Senior Subordinated Notes, for at least the next 12 months.  We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity.  In this regard, we believe that the cost-saving restructuring we implemented in 2001 should contribute to an improvement in cash flow.  Moreover, the improvement in radio advertising pacings experienced in the first nine months of 2002 may be indicative of an improving revenue trend that should also have a positive effect on liquidity and cash flow.  At the same time, as noted above, we recently obtained $11.0 million of new equity financing, and we are continuing to seek additional debt and equity financing to enhance our working capital position.

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

•

Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

•	Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

•

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

•

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

•

We depend heavily on our key personnel, including our Chief Executive Officer Ralph C. Guild and the President of our Marketing Division Marc Guild, and our inability to retain them could adversely affect our business.

•	We rely on a limited number of clients for a significant portion of our revenues.

•

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

•	We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

•

Competition could harm our business.  Our only significant competitor is Katz Media Group, Inc., which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers’ total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

•	Acquisitions and strategic investments could adversely affect our business.

•	Our Internet business may suffer if the market for Internet advertising fails to develop or continues to weaken.

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

Item 4.       CONTROLS AND PROCEDURES

                    (a)  Evaluation of Disclosure Controls and Procedures

                    Within the 90 days prior to the date of this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer.  Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

                    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under that Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                     (b)  Changes in Internal Controls

                    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II
OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

                    None.

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

                    In September 2002, we issued 195,859 shares of our Class B common stock to our Stock Growth Plan and Trust at a price of $3.14 per share for net cash proceeds of $614,997.  The purchase price per share represented the average closing sales price of our Class A common stock on the Nasdaq National Market for the 20-day trading period ending immediately prior to the date the shares were issued.  We believe the issuance of these shares is exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

                    None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    We held our annual meeting of shareholders on August 21, 2002, for the purpose of electing two directors to our Board of Directors for a term of three years and ratifying the appointment of Ernst & Young LLP as our independent auditors for the 2002 fiscal year.  Howard M. Brenner and Marc G. Guild were elected to serve on the Board of Directors until our annual meeting of shareholders in 2005.  Ralph C. Guild, Arnie Semsky, Leslie D. Goldberg and John E. Palmer have continued to serve their existing terms as directors.

                    Messrs. Brenner and Guild were elected as directors by a vote of 42,014,474 votes and 41,842,474 votes in favor of their election, respectively, and 36,100 votes and 208,100 votes against, respectively.  The votes cast in favor of Messrs. Brenner and Guild represented 99.9% and 99.5% of the total number of votes cast, respectively.  The proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the 2002 fiscal year was approved by a vote of 42,048,524 votes in favor of the proposal, 1,000 votes against and 1,050 abstentions.  The votes cast in favor of the proposal represented 99.9% of the total number of votes cast.

Item 5.        OTHER INFORMATION

                    None.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(A)       Documents Filed as Part of this Report

Exhibit No.	Description

4.1	Warrant to purchase 225,000 shares of Class A Common Stock of Interep National Radio Sales, Inc. (“Interep”), dated as of November 7, 2002 (filed herewith)
10.1	Credit Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries, Upper Columbia Capital Company, L.L.C. (the “Lender”) and Guggenheim Investment Management, LLC (the “Collateral Agent”) (filed herewith)
10.2	Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and the Collateral Agent (filed herewith)
10.3	Guarantee of certain subsidiaries of Interep in favor of the Lender and the Collateral Agent (filed herewith)
10.4	Senior Secured Note of Interep payable to the Lender, dated as of November 7, 2002 (filed herewith)
10.5	Trademark Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and the Collateral Agent (filed herewith)
10.6	Pledge Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and the Collateral Agent (filed herewith)
99.1	Statement required pursuant to 18 U.S.C. § 1350 (filed herewith)
99.2	Certifications under Rule 13a-14 and 15d-14 (filed herewith)

(B)       Reports on Form 8-K

                    We have filed the following current reports on Form 8-K since the beginning of our third fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed

July 3, 2002	Unaudited pro forma consolidated balance sheet as of May 31, 2002	Yes

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

November 13, 2002
INTEREP NATIONAL RADIO SALES, INC.

	By:	/s/ WILLIAM J. MCENTEE, JR.

William J. McEntee, Jr. Senior Vice President and Chief Financial Officer