Form 10-K
period 2002-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2003-04-01
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-28395

INTEREP NATIONAL RADIO SALES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1865151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 916-0700

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:    None.

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	Nasdaq Small Cap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 28, 2002, the aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s Class A Common Stock on The Nasdaq Stock Market, as reported in the Wall Street Journal, was $20,906,804 (this excludes shares owned beneficially by directors, executive officers or the registrant’s Stock Growth Plan).

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 21, 2003, was 5,719,621 shares of Class A Common Stock, and 4,528,538 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Throughout this Annual Report, when we refer to “Interep” or “the Company,” we refer collectively to Interep National Radio Sales, Inc. and all of our subsidiaries unless the context indicates otherwise or as otherwise noted.

IMPORTANT NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements made in this Annual Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should review the factors noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Factors That May Affect Our Results of Operations” for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

PART I

Item 1.    BUSINESS

General

Interep is the largest independent national spot radio representation or “rep” firm in the United States. We are the exclusive rep firm for over 2,000 radio stations nationwide, including radio stations owned by seven of the ten largest radio groups by revenue. Our market share in the ten largest U.S. radio markets (as defined by Arbitron) was an estimated 54% for 2002. We serve innovative radio station groups, while still meeting the needs of independent stations nationwide. We have grown to be a leader in radio advertising by improving our clients’ advertising revenues, acquiring station representation contracts, creating and acquiring other rep firms and offering advertisers creative marketing solutions to achieve their goals. Today, our solutions include not only radio, but the Internet.

Our 16 offices across the country enable us to serve our radio station clients and advertisers in all 50 states and portions of Mexico and Canada. We provide national sales representation for clients whose diverse formats include country, rock, sports, Hispanic, classical, urban, news, talk, oldies, adult contemporary, jazz, contemporary hits, etc. We have developed strong relationships with our clients and the agencies and buying services that purchase advertising.

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

Radio stations generally retain national rep firms on an exclusive basis to sell national spot commercial air time on their stations to advertisers outside of their local markets. The station’s own sales force handles sales of air time to local advertisers. National spot radio advertising is placed or “spotted” in one or more broadcast markets, in contrast to network advertising, which is broadcast simultaneously on network affiliated stations. National spot radio advertising typically accounts for approximately 20% of a radio station’s revenues.

A rep firm promotes the benefits of buying advertising time on its client radio stations to advertising agencies and media buying services and arranges for the placement of specific advertisements. Rep firms generate revenues by earning commissions on the sale of advertising time on client stations. Radio stations outsource their national spot advertising sales to rep firms to benefit from the rep firm’s professional sales staff, multiple sales offices, national coverage presence, proprietary research and established relationships with advertisers and agencies.

We believe the following factors have contributed to our position as an industry leader in radio advertising and provide a strong foundation for further growth as an advertising sales and marketing services company:

Strong Relationships with Advertisers; National Presence.    Our strong relationships with advertisers, advertising agencies and media buying services nationwide enable us to promote our client stations effectively. We understand the markets and the advertisers’ needs. We work closely with advertisers to help them develop and refine radio advertising strategies and to support their purchases of advertising time on our client stations. Our sales force is strategically located across the country to provide effective coverage of all major media buying centers. Our market leadership enhances our value to advertisers, increases our ability to sell air time for clients and allows us to package national spot time on multiple radio stations creatively to meet advertisers’ special needs. We believe that our market leadership will enable us to integrate Internet advertising and other forms of advertising media into our business.

Innovative Solutions.    We have pioneered a variety of innovative solutions for the radio industry. For example, we were the first to package and market unaffiliated portfolios of client stations by grouping them together as “unwired networks” to meet advertisers’ particular needs. Unwired networks enable radio advertisers and advertising agencies to target specific groups or markets by placing advertisements on as few as two stations or as many as all of the over 2,000 stations represented by us. Advertising agencies and media buyers derive additional benefits from our unwired networks as we often perform research, scheduling, billing, payment, pre-analysis and post-analysis functions relating to the advertising time purchase. We also use promotions and specialized agency sales targeted at boutique agencies. We developed the use of dedicated radio sales representation firms, such as ABC Radio Sales and Infinity Radio Sales, which enable a client to benefit from our comprehensive services while still projecting its corporate identity to advertisers.

We Continue to Innovate.    We formed Interep Interactive, the Company’s interactive representation and web publishing division specializing in the sales and marketing of on-line advertising, including streaming media. Interep Interactive includes Winstar Interactive, Perfect Circle Media and Cybereps, Inc. We also provide online marketing research on a secure basis to clients and advertisers.

Our Interep Marketing Group is another example of our proactive, innovative approach to sales. This Group advances the ongoing growth of radio advertising by focusing on advertisers who do not use or who underutilize radio advertising. The Group’s sales force works with these advertisers to demonstrate how radio can help them achieve their goals and create marketing opportunities. We believe that the Group has contributed to the growth of radio advertising revenues in the aggregate and, by extension, our own growth.

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

Independence.    We are a publicly-owned company. We believe that our independence reduces perceived conflicts of interest in our sales efforts on behalf of our clients.

Strategic Investments.    We have made investments in Internet advertising. We will continue to consider strategic investments or acquisitions in our industry and in new media to improve our market share and to better leverage our marketing capabilities.

Clients

Our client radio stations generally retain us on an exclusive basis through written agreements. These rep contracts generally provide for an initial term followed by an “evergreen” period, meaning that the contract term continues until canceled following 12 months’ prior notice. If the client terminates the contract without cause, the rep contracts generally provide for termination payments equal to the estimated commissions that would have been payable to the rep firm during the remaining portion of the term and the evergreen period, plus two months. For example, if a contract with an initial term of five years and a one-year evergreen period is canceled after three years, we would be compensated in an amount equal to 38 months of commissions: 24 months for the remaining term, 12 months for the evergreen notice period, plus two “spill over” months. “Spill over” commissions are those earned on advertising placed or committed to prior to the contract termination but broadcast later. It is customary in the industry for the successor rep firm to make this payment. However, certain contracts representing material revenues permit clients in certain circumstances to terminate their agreements with less than 12 months’ notice and pay termination and evergreen payments over shorter periods of time.

For the year ended December 31, 2002, no station or station group, other than Infinity, accounted for more than 10 percent of our commission revenues.

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

A change in the ownership of a client station frequently results in a change of representation firm. The consolidation of the radio industry that followed the enactment of the Telecommunications Act of 1996 resulted in larger station groups and an increase in the number of station ownership changes. This, in turn, increased the frequency of the termination or buyout of representation contracts. While the pace of this activity has declined recently, it may again increase. Further, as station groups have become larger, they have gained bargaining power with representation firms over rates and terms. As a result, we continually compete for both the acquisition of new client stations as well as the maintenance of existing relationships.

We believe that our ability to compete successfully is based on:

•	the number of stations and the inventory of air we represent;

•	our strong relationships with advertisers;

•	the experience of our management and the training and motivation of our sales personnel;

•	our past performance;

•	our ability to offer unwired networks;

•	our use of technology; and

•	our research and marketing services for clients and advertisers.

We believe that we compete effectively, in part, through our employees’ knowledge of, and experience in, our business and industry and their long standing relationships with clients.

Employees

As of December 31, 2002, we employed approximately 480 employees, substantially all of whom were sales-related personnel. None of our employees are represented by a union. We believe that our relations with our employees are excellent.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Positions
Ralph C. Guild	74	Chairman of the Board and Chief Executive Officer; Director
Marc G. Guild	52	President, Marketing Division; Director
George E. Pine	54	President and Chief Operating Officer
William J. McEntee, Jr.	59	Senior Vice President and Chief Financial Officer

All executive officers are appointed for terms of one year.

Ralph C. Guild has been Chairman of the Board and Chief Executive Officer of the Company since 1986, and has served as a director of the Company since 1967. He has been employed by the Company or its predecessors since 1957 in various capacities. In November 1991, Mr. Guild became one of the first inductees into the Broadcasting Hall of Fame. Mr. Guild serves on the Boards of Trustees of the Museum of Television & Radio, the Center for Communications and the University of the Pacific. In April 1998, Mr. Guild received the Golden Mike Award from the Broadcasters Foundation for outstanding contributions to the radio industry. In March 2001, Mr. Guild received the International Radio & Television Society’s Golden Medal Award.

Marc G. Guild has been President, Marketing Division, of the Company since November 1989, and has served as a director of the Company since 1989. He was Executive Vice President of Network Sales/Operations of the Company from 1986 to 1989. Mr. Guild has been employed by the Company or its predecessors since 1972 in various capacities. As President of our Marketing Division, Mr. Guild plays a key role in the Company’s sales and marketing programs, the Interep Radio University and the Company’s research and technology divisions and also oversees the Company’s regional executives. Mr. Guild serves on the Board of Directors of the International Radio and Television Foundation. Marc Guild is the son of Ralph Guild.

George E. Pine was appointed President and Chief Operating Officer of the Company in March 2003. He was President of the Company’s ABC Radio subsidiary from 1998 until becoming President of the Company. Before that, he served the Company in various sales management capacities since 1973, including President of Interep East. Mr. Pine is a Member of the Board of Trustees of both Ithaca College and the Webb School in Tennessee and serves as Chairman of their respective Development Committees. He is a member of the International Radio & Television Society.

William J. McEntee, Jr. has been Senior Vice President and Chief Financial Officer of the Company since March 1997. Mr. McEntee serves in such positions pursuant to a Services Agreement between the Company and Media Financial Services, Inc. Mr. McEntee was Chief Financial Officer at Sudbrink Broadcasting in West Palm Beach, Florida, from 1971 through 1994. Mr. McEntee owned and managed WCEE-TV in Mt. Vernon, Illinois from 1994 until selling the station in 1996. Mr. McEntee currently owns WIOJ-AM in Jacksonville, Florida. He is a certified public accountant.

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

Item 2.    PROPERTIES

We lease approximately 155,000 square feet of office space in 16 cities throughout the United States. Our principal executive offices are located at 100 Park Avenue, New York, New York, where we occupy 38,400 square feet under a lease, which expires in March 2005. We believe that our office premises are adequate for our foreseeable needs.

Item 3.    LITIGATION

We are involved in judicial and administrative proceedings from time to time concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock has been listed on the Nasdaq SmallCap Market since February 10, 2003, having previously been listed on the Nasdaq National Market. The Class A Common Stock trades under the symbol “IREP.” On March 21, 2003, the last sale price of the Class A Common Stock on the Nasdaq SmallCap Market was $1.80 per share. The following table sets forth the range of high and low closing prices for our Class A Common Stock on the Nasdaq National Market for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
First Quarter 2001	$6.06	$3.38
Second Quarter 2001	$5.80	$2.38
Third Quarter 2001	$7.20	$2.75
Fourth Quarter 2001	$5.14	$2.30
First Quarter 2002	$5.50	$3.31
Second Quarter 2002	$4.60	$2.90
Third Quarter 2002	$4.00	$2.57
Fourth Quarter 2002	$2.76	$1.98

As of March 21, 2003, there were approximately 142 holders of record of our Class A Common Stock. We believe that there are approximately 1,100 beneficial owners of our Class A Common Stock.

Dividend Policy

We have not paid any dividends on our common stock in the past two years, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Moreover, the terms of the documents governing our indebtedness prohibit the payment of cash dividends on our common stock. See “Recent Sales of Unregistered Securities” below for a description of the dividend terms applicable to our Series A preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for additional information relating to our ability to declare dividends.

Equity Compensation Plan Information

The following table sets forth the securities of Interep authorized for issuance under equity compensation plans and arrangements as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the previous column)
Equity compensation plans approved by security holders:
1999 Stock Incentive Plan	648,667	$2.82	1,321,000
Equity compensation plans not approved by security holders:
Options granted pursuant to individual compensation arrangements (1)	4,231,439	$3.77	0

(1)	These shares are issuable pursuant to stock options that were awarded to employees of Interep at various times from 1988 through 1998 prior to the adoption of our 1999 Stock Incentive Plan. The terms of the awards are substantially similar to the awards granted under our 1999 Stock Incentive Plan. All of the stock options granted prior the adoption of our 1999 Stock Incentive Plan are currently vested and will expire between the years 2005 and 2010.

Recent Sales of Unregistered Securities

Interep sold the following amounts of Class B Common Stock to its Stock Growth Plan on the following dates and at the following purchase prices per share and aggregate purchase prices. Each purchase price per share was determined based on the trailing 20 trading-day average of Interep’s Class A Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock:

Date	Shares of Class B Common Stock Sold	Price Per Share	Aggregate Purchase Price
June 29, 2001	308,641	$4.86	$1,500,000
September 1, 2001	142,450	$3.51	$500,000
December 30, 2001	229,239	$3.42	$784,000
March 31, 2002	164,117	$3.40	$558,000
June 30, 2002	159,620	$3.69	$589,000
September 30, 2002	195,859	$3.14	$615,000
December 30, 2002	228,163	$2.45	$559,000

In May and June 2002, we sold an aggregate of 110,000 units consisting of one share of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 6.25 warrants to acquire the same number of shares of our Class A Common stock (“Warrants”) for an aggregate purchase price of $11 million, less related costs. The proceeds were added to our working capital. We also issued warrants to acquire 5,000 shares of our Class A Common stock to a placement agent in connection with the sale of 10,000 units.

The Series A Preferred Stock has a face amount of $100 per share and a liquidation preference in such amount in priority over our Class A Common Stock and Class B Common Stock. Each share of the Series A Preferred Stock may be converted at the option of the holder at any time into 25 shares of our Class A Common Stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustment). If the market price of our Class A Common Stock is $8.00 or more for 30 consecutive trading days, the Series A Preferred Stock will automatically be converted into shares of our Class A Common Stock at the then applicable conversion price. The Series A Preferred Stock bears a 4% annual cumulative dividend that we can pay in cash or in kind (in additional shares of the Series A Preferred Stock) at our discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Preferred Stock vote, on an “as converted basis”, together with the holders of our Class A and Class B Common Stock, on all matters and would vote alone as a class if changes to the rights or status of the Series A Preferred Stock were proposed by us.

Each warrant is immediately exercisable for one share of our Class A Common Stock at a strike price of $4.00 per share (subject to anti-dilution adjustment). The Warrants expire on the fifth anniversary of their date of issuance.

In connection with our term loan facility that we entered into on November 7, 2002, we issued a warrant to an affiliate of the lender to purchase 225,000 shares of our Class A Common Stock for nominal consideration. In addition, 50,000 shares of our Class A Common Stock were issued to an advisor in connection with the term loan.

The issuances of these securities were intended to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof or Regulation D thereunder, as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates, warrants and options issued in such transactions. We believe that all recipients had adequate access, through their relationships with the registrant, to information about the registrant.

Item 6.    SELECTED FINANCIAL DATA

The following table contains selected consolidated financial information derived from our audited consolidated financial statements set forth elsewhere in this Form 10-K or in Forms 10-K previously filed with the SEC, and you should review the data in the table below in conjunction with those audited consolidated financial statements and the notes thereto. The following tables summarize certain consolidated financial data derived from the audited consolidated financial statements of the Company for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except share data)
Statement of Operations Data:
Commission revenues	$87,372	$81,128	$100,599	$96,540	$87,735
Contract termination revenue	7,220	21,431	7,171	6,838	37,221

Total revenues	94,592	102,559	107,770	103,378	124,956
Operating expenses:
Selling, general and administrative expenses	70,163	77,707	77,731	78,774	73,482
Depreciation and amortization expense	23,651	36,673	26,448	32,717	36,436

Total operating expenses	93,814	114,380	104,179	111,491	109,918

Operating income (loss)	778	(11,821)	3,591	(8,113)	15,038
Interest expense, net	10,469	9,416	7,796	10,213	6,744
Loss on investments	525	3,340	378	—	—
Other income	—	(236)	—	—	—

(Loss) income before provision (benefit) for income taxes	(10,216)	(24,341)	(4,583)	(18,326)	8,294
Provision (benefit) for income taxes	7,360	(4,486)	(1,678)	(6,148)	3,446

Net (loss) income	(17,576)	(19,855)	(2,905)	(12,178)	4,848
Preferred stock dividend and redemption premium	240	—	—	—	5,031

Net loss applicable to common shareholders	$(17,816)	$(19,855)	$(2,905)	$(12,178)	$(183)

Basic loss per common share	$(1.88)	$(2.28)	$(0.31)	$(1.97)	$(0.03)

Basic weighted average common shares outstanding	9,490,519	8,715,129	9,306,826	6,182,191	6,743,803
Diluted loss per common share	$(1.88)	$(2.28)	$(0.31)	$(1.97)	$(0.03)

Diluted weighted average common shares outstanding	9,490,519	8,715,129	9,306,826	6,182,191	6,743,803

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,114	$11,502	$23,681	$66,725	$32,962
Marketable securities	—	—	9,965	—	—
Working capital	38,833	41,499	54,634	87,134	66,111
Total assets	149,966	179,729	221,544	226,320	184,508
Long-term debt (including current portion) (net of unamortized discount of $ 523 in 2002)	108,477	99,000	99,000	100,000	100,103
Shareholders’ (deficit) equity	(1,555)	4,290	20,570	33,486	(1,222)

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A number of factors influence the performance of the national spot radio advertising market, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the amount spent on advertising generally, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio. In this regard, we, like other media businesses, were adversely affected by a slowing economy generally, and the events of September 11, 2001, in particular, which we believe contributed to a decrease in the amount spent on advertising in 2001 and 2002.

Our share of the national spot advertising market changes as a result of increases and decreases in the amount of national spot advertising broadcast by our clients. Moreover, our market share increases as we acquire representation contracts with new client stations and decreases if current client representation contracts are terminated. Thus, our ability to attract new clients and to retain existing clients affects our market share.

The value of representation contracts that have been acquired or terminated during the last few years has tended to increase due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the passage of the Telecommunications Act of 1996. Since that time, we increased our representation contract acquisition activity and devoted a significant amount of our resources to these acquisitions. We base our decisions to acquire a representation contract on the market share opportunity presented and an analysis of the costs and net benefits to be derived. We continuously seek opportunities to acquire additional representation contracts on attractive terms, while maintaining our current clients. Our ability to acquire and maintain representation contracts has had, and will continue to have, a significant impact on our revenues and cash flows.

We recognize revenues on a contract termination as of the effective date of the termination. When a contract is terminated, we write off in full the unamortized portion, if any, of the cost we originally incurred on our acquisition of the contract. When we enter into a representation contract with a new client, we amortize the contract acquisition cost in equal monthly installments over the life of the new contract. As a result, our operating income is affected, negatively or positively, by the acquisition or loss of client stations. We are unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12-month “trailing period” preceding the date of termination. The amount recognized by us as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments has generally increased since 1996, their impact on our revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

During 1999, we added Internet advertising to our sales representation business. Revenues and expenses from this portion of our business are affected generally by the level of advertising on the Internet, and the portion of that advertising that we can direct to our clients’ websites, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers. See a further discussion of our Internet investments in “Liquidity and Capital Resources,” below.

Our selling and corporate expense levels are dependent on management decisions regarding operating and staffing levels and inflation. Selling expenses represent all costs associated with our marketing, sales and sales support functions. Corporate expenses include items such as corporate management, corporate communications, financial services, advertising and promotion expenses and employee benefit plan contributions.

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Commission revenues.    Commission revenue for 2002 increased approximately 7.7% to $87.4 million from $81.1 million for 2001. This $6.3 million increase was the result of a partial recovery in radio advertising generally, particularly in the fourth quarter of 2002, from the levels in 2001 that were depressed by, among other factors, the events of September 11, 2001. The increase can also be attributed to the inclusion of a full year of commission revenue from our Internet representation operations in 2002, aggregating $1.8 million. For the first nine months of 2001, our share of the Internet loss was reported on the equity basis, under the caption “Other expense, net”.

Contract termination revenue.    Contract termination revenue in 2002 decreased $14.2 million to $7.2 million from $21.4 million in 2001. This 66.3% decrease was primarily attributable to the higher level of contract termination revenue experienced in 2001 due in large part to the settlement in May 2001 of our dispute with Clear Channel about the amount due us on the termination in 1999 of our representation contract. Excluding this settlement, contract termination revenue decreased $1.7 million, or 19%, from 2001. During 2002, approximately 119 stations terminated representation contracts with us, which had generated an aggregate of approximately $3.8 million of commission revenue during their 12-month trailing periods.

Selling expenses.    Selling expenses for 2002 decreased to $58.1 million from $65.6 million during 2001. This decrease of $7.5 million, or approximately 11.4%, was primarily due to the non-recurrence in 2002 of $3.5 million in restructuring charges incurred in 2001, the related reduction of salaries in 2002 and $1.3 million in non-cash compensation credits on stock option incentives, offset in part by the inclusion of the operating expenses of our Internet representation business. There was a net change of $2.0 million from the prior year expense of $0.7 million related to non-cash compensation credits on stock option incentives. In 2001, we implemented a strategic restructuring program in response to difficult economic conditions and to further support our competitive position. The restructuring charges were primarily comprised of termination benefits for approximately 53 employees. We believe the restructuring effort contributed to our improved operating performance.

General and administrative expenses.    General and administrative expenses were virtually unchanged from year to year.

Operating EBITDA.    Operating EBITDA increased by $11.9 million, or 285.8%, for 2002 to $16.0 million, from $4.1 million for 2001, for the reasons discussed above. We define Operating EBITDA as operating income or loss before interest, taxes, depreciation and amortization and excludes contract termination revenue and a non-cash option re-pricing charge. Operating EBITDA is not a measure of performance calculated in accordance with GAAP and should not be considered in insolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business.

Reconciliation of Operating EBITDA to GAAP Income Data

	2002	2001
	(dollars in thousands)
Operating income (loss)	$778	$(11,821)
Add back:
Depreciation and amortization	23,651	36,673
Option repricing cost	—	715
Less:
Contract termination revenue	(7,220)	(21,431)
Option repricing income	(1,251)	—

Operating EBITDA	$15,958	$4,136

Depreciation and amortization expense.    Depreciation and amortization expense decreased $13.0 million, or 35.5%, to $23.7 million for 2002, from $36.7 million in 2001. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. The decrease of $13.0 million was primarily due to the write-off in 2001 of $6.6 million of the unamortized costs from the termination and settlement of the Clear Channel representation contract initally acquired in 1996. As is our practice, we wrote off this balance of deferred costs in 2001 on the settlement of the termination of the Clear Channel contract. We acquired representation contracts with approximately 93 new radio stations in 2002. We believe these contracts generated an aggregate of $1.2 million of commission revenues during their 12-month trailing periods prior to their acquisition. Also, in 2001, we recorded an impairment of $2.4 million pertaining to our goodwill in Cybereps, Inc. created as a result of the Company’s consolidation in October 2001.

Operating income (loss).    In 2002, there was operating income of $0.8 million as compared with an operating loss of $11.8 million in 2001, for the reasons discussed above.

Interest expense, net.    Interest expense, net, increased $1.1 million, or 11.2%, to $10.5 million for 2002, from $9.4 million for 2001. This increase primarily resulted from a decrease in interest income received on cash balances as well as interest expense on our $10 million term loan facility entered into on November 7, 2002.

Loss on investments.    In 2002 and 2001, the loss on investments included writedowns of $0.5 million and $1.9 million, respectively, in the cost basis of privately held investments primarily in the Internet advertising industry. In 2001, the loss on investments includes our share of losses incurred by Cybereps prior to the consolidation of its operations in October 2001.

Benefit for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes in 2002 was $7.4 million as compared to a benefit for income taxes of $4.5 million in 2001, as a result of a valuation allowance of $6.6 million that we recorded in 2002 to reflect uncertainties with regard to when in the future we will realize our net deferred tax assets.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders of approximately $17.8 million for 2002, a $2.1 million decrease from the $19.9 million net loss applicable to common shareholders for 2001, was due to the reasons discussed above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Commission revenues.    Commission revenue for 2001 decreased approximately 19.4% to $81.1 million from $100.6 million for 2000. This $19.5 million decrease was primarily a result of an overall decline in the advertising market, including cancellations resulting from the events of September 11, 2001, as well as the substantial reduction in advertising by Internet companies. Moreover, 2001 had 52 broadcast weeks, as compared to 53 weeks in 2000, although the extra week, which fell between Christmas and New Year’s day, is traditionally a very slow period for national spot radio advertising.

Contract termination revenue.    Contract termination revenue in 2001 increased $14.2 million to $21.4 million from $7.2 million in 2000. This 197% increase was primarily attributable to the settlement in May 2001 of our dispute with Clear Channel about the amount due us as contract termination revenue on the termination in December 1999 of our representation contract. Excluding this settlement, contract termination revenue decreased 54% from 2000. During 2001, approximately 118 stations terminated representation contracts with us, which had generated an aggregate of approximately $0.8 million of commission revenue during their 12-month trailing periods.

Selling expenses.    Selling expenses for 2001 decreased to $65.6 million from $66.4 million during 2000. This decrease of $0.8 million, or approximately 1.2%, would have been significantly larger (approximately 8%) due to the related decrease in commission revenue, if not for an offset of $3.5 million in restructuring charges and $0.7 million in non-cash compensation charges on stock option incentives. In 2001, we implemented a strategic restructuring program in response to difficult economic conditions and to further support our competitive position. The restructuring charges were primarily comprised of termination benefits for approximately 53 employees.

General and administrative expenses.    General and administrative expenses increased by $0.8 million to $12.1 million for 2001 from $11.3 million for 2000. This 7.1% increase was primarily due to the legal expense incurred in connection with the Clear Channel settlement.

Operating EBITDA.    Operating EBITDA decreased by $19.3 million, or 82.3%, for 2001 to $4.1 million, from $23.4 million for 2000, for the reasons discussed above. We define Operating EBITDA as operating income or loss before interest, taxes, depreciation and amortization and excludes contract termination revenue and a non-cash option re-pricing charge. Operating EBITDA is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements.

We believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business.

Reconciliation of Operating EBITDA to GAAP Income Data

	2001	2000
	(dollars in thousands)
Operating income (loss)	$(11,821)	$3,591
Add back:
Depreciation and amortization	36,673	26,448
Option repricing cost	715	535
Less:
Contract termination revenue	(21,431)	(7,171)

Operating EBITDA	$4,136	$23,403

Depreciation and amortization expense.    Depreciation and amortization expense increased to $36.7 million, or 39.0%, for 2001, from $26.4 million in 2000. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. The increase of $10.3 million was primarily due to the write-off of $6.6 million of deferred costs relating to our purchase of the Clear Channel representation contract in 1996. As is our practice, we wrote off this balance of deferred costs in 2001 on the settlement of the termination of the Clear Channel contract. We acquired representation contracts with approximately 153 new radio stations in 2001. We believe these contracts generated an aggregate of $1.7 million of commission revenues during their 12-month trailing periods prior to their acquisition. Also, in 2001, we recorded an impairment of $2.4 million pertaining to our goodwill in Cybereps, Inc. created as a result of the Company’s consolidation in October 2001.

Operating income (loss).    Operating income decreased by $15.4 million, to a loss of $11.8 million for 2001, compared with operating income of $3.6 million in 2000, for the reasons discussed above.

Interest expense, net.    Interest expense, net increased $1.6 million, or 20.5%, to $9.4 million for 2001, from $7.8 million for 2000. This increase primarily resulted from a decrease of interest income received on cash balances, which partially offsets interest expense on our Senior Subordinated Notes.

Loss on investments.    In 2001, the loss on equity investments includes a writedown of $1.9 million in the cost basis of privately held investments primarily in the Internet advertising industry. In 2001 and 2000, the loss on equity investment includes our share of losses incurred by Cybereps prior to the consolidation of its operations in October 2001.

Benefit for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The benefit for income taxes for 2001 increased $2.8 million, or 164.7%, to $4.5 million, compared to $1.7 million for 2000, as a result of the increase in loss before taxes. A valuation allowance was recorded in 2001 to reflect uncertainties with regard to when in the future we will realize our net deferred tax assets.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders of approximately $19.9 million for 2001, a $17.0 million increase from the $2.9 million net loss applicable to common shareholders for 2000, was due to the reasons discussed above.

Liquidity and Capital Resources

Cash provided from operations and financing transactions has primarily funded our cash requirements. As of December 31, 2002, we had cash and cash equivalents of $18.1 million and working capital of $38.8 million.

Cash provided by operations during 2002 was $8.5 million, as compared to $11.2 million and $16.3 million for the years ended 2001 and 2000, respectively. These fluctuations were primarily attributable to contract terminations and changes in working capital components.

Net cash used in investing activities during 2002 was $0.5 million, primarily due to capital expenditures. Net cash provided by investing activities during 2001 amounted to $9.3 million, primarily from the sale of marketable securities offset by capital expenditures. Capital expenditures totaled $0.7 million and $0.8 million for 2001 and 2000, respectively, primarily for office and computer equipment. Investments in private companies amounted to $4.8 million for 2000, and consisted of minority equity positions in Internet advertising firms. These investments included $1.1 million in Cybereps, Inc. on the same terms as our initial investment, and in December 2000, our acquisition of a majority interest in Cybereps through a merger of our Interep Interactive business with Cybereps and an investment of $3 million to the combined business.

We evaluated the carrying value of our investments in such Internet advertising firms and during 2001 we recorded an impairment of $2.4 million pertaining to our goodwill in Cybereps created as a result of the Company’s consolidation in October 2001 and $1.9 million on the carrying value of the other privately held investments. In 2002, the carrying value of the other privately held investments was reduced by $0.5 million. As part of the evaluation, we considered, among other factors, the business plans of these firms, the quality and effectiveness of their management teams, their liquidity and capital resource positions, and their business relationships with third parties. There can be no assurance that circumstances affecting these investments, their businesses and the markets in which they operate will not change in a manner which would lead to a conclusion in a future period that an additional impairment had occurred.

Cash used for financing activities of $1.3 million during 2002 consisted primarily of $23.5 million for acquisitions of representation contracts, offset by $10.2 million of net proceeds from the issuance of Series A convertible preferred stock, $2.3 million of proceeds from the issuance of Class B common stock to our Stock Growth Plan and $9.6 million from a term loan facility, net of financing cost. Cash used for financing activities of $32.6 million during 2001 consisted primarily of $35.5 million for acquisitions of representation contracts, offset by $2.9 million of proceeds from the issuance of Class B common stock to our Stock Growth Plan. Cash used for financing activities of $43.9 million during 2000 consisted primarily of $32.2 million for acquisitions of representation contracts and $10.5 million to purchase our stock in the open market.

In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in “Overview,” we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

We do not have any written options on non-financial assets, nor do we have any special-purpose entities. We have not guaranteed any obligations of any of our unconsolidated investments.

In July 1998 we issued 10% Senior Subordinated Notes in the aggregate principal amount of $100.0 million due July 1, 2008. Interest on the Senior Subordinated Notes is payable in semi-annual payments of $5.0 million. The Senior Subordinated Notes, while guaranteed by our subsidiaries, are unsecured and are junior to certain other indebtedness. We used a portion of the net proceeds from the issuance of the Senior Subordinated Notes to repay the then outstanding balance of our bank debt. Additionally, we redeemed all of the then outstanding shares of our Series A preferred stock and Series B preferred stock, together with all of the associated shares of common stock then subject to redemption.

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

On November 7, 2002, we entered into an agreement with an institutional lender to provide us with a $10 million term loan facility. The loan has a five-year term, maturing in November 2007, is secured by a security interest in substantially all of our assets and requires that interest at a rate of 8.125% be paid quarterly. In connection with the loan, we issued a warrant to an affiliate of the lender to purchase 225,000 shares of our Class A common stock for nominal consideration. These warrants were valued at $0.5 million using a Black-Scholes model and have been recorded as a discount to the term loan facility, which is being amortized as interest expense based on an effective interest rate method over the life of the loan. In addition, 50,000 shares of our Class A common stock were issued to an advisor in connection with the term loan. These shares were valued at $0.1 million using a Black-Scholes model and have been recorded as deferred loan cost, which is being amortized on a straight line basis over the term of the loan. In addition to covenants similar to those in the indenture governing our Senior Subordinated Notes, the agreement requires, among other things, that we maintain certain 12-month trailing EBITDA levels, we have certain minimum accounts receivable as of the end of each quarter, and we have not less than $200 million of representation contract backlog as of the end of each quarter. Certain of the Company’s subsidiaries are guarantors of the term loan and all guarantor subsidiaries are wholly owned by the Company. The guarantees are full, unconditional and joint and several among the guarantor subsidiaries.

During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11 million. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. We incurred approximately $0.8 million in legal and other costs directly related to the private placements.

We believe that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, as well as the 8.125% annual interest payments under our term loan facility, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. In this regard, we believe that the cost-saving restructuring we implemented in 2001 should contribute to an improvement in cash flow. Moreover, the improvement in radio advertising pacings experienced in the first quarter of 2003 may be indicative of an improving revenue trend that should also have a positive effect on liquidity and cash flow. At the same time, we are currently seeking additional financing to enhance our working capital position.

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

Certain Factors That May Affect Our Results of Operations

The following factors are some, but not all, of the variables that may have an impact on our results of operations:

•	Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

•	Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

•	The terrorist attacks that occurred on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused uncertainty. The events leading up to the current military action against Iraq, the commencement of hostilities and other geopolitical situations have contributed to this uncertainty. While the consequences of these events remain unclear, we believe that they have likely had a material adverse effect on general economic conditions, consumer confidence, advertising and the media industry and may continue to do so in the future.

•	The termination of a representation contract will increase our results of operations for the fiscal quarter in which the termination occurs due to the termination payments that are usually required to be paid, but will negatively affect our results in later quarters due to the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

•	We depend heavily on our key personnel, including our Chief Executive Officer Ralph C. Guild, the President of our Marketing Division Marc Guild, and our new President

and Chief Operating Officer George E. Pine, and our inability to retain them could adversely affect our business.

•	We rely on a limited number of clients for a significant portion of our revenues.

•	Our significant indebtedness may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

•	We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

•	Competition could harm our business. Our only significant competitor is Katz Media Group, Inc., which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers’ total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

•	Acquisitions and strategic investments could adversely affect our business.

•	Our Internet business may suffer if the market for Internet advertising fails to develop or continues to weaken.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. These statements were effective for the Company beginning January 1, 2001. The Company does not use derivative instruments and therefore the adoption of these statements did not have any impact on its financial position or results of operations.

SFAS No. 142, Goodwill and Other Intangible Assets, was issued in June 2001. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules. The Company currently does not have any goodwill on its books, therefore the adoption of this statement did not have a significant impact on the Company’s financial position and results of operations.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”,

and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company’s financial position and results of operations.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB SFAS Nos. 4, 44, and 62, Amendment of FASB SFAS No. 13, and Technical Corrections. For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS No. 145’s amendment and technical correction to SFAS No. 13 is effective for all transactions occurring after May 15, 2002. The adoption of this Statement did not have a significant impact on the Company’s financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement will not have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement permits two additional transition methods (modified prospective and retroactive restatement) for entities that adopt the preferable method of accounting for stock-based employee compensation.

On November 25, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation) which expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

On January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The objective of this Interpretation is to explain how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest, and results of activities of a variable interest entity in its consolidated financial statements. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interep. All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

The Company is a national representation (“rep”) firm serving radio broadcast clients throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. Fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2002, 2001, and 2000 had 52, 52, and 53 weeks, respectively.

Representation Contract Termination Revenue and Contract Acquisition Costs

The Company’s station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period plus two months.

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

Statement of Position 98-1 “Accounting For The Costs Of Computer Software Developed Or Obtained For Internal Use” (SOP 98-1) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The costs for such computer software will be amortized on a straight-line basis over three years.

Long-Lived Assets

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, recoverability of intangible assets is assessed periodically and impairments, if any, are recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis.

In January 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. The Company currently does not have any goodwill on its books, therefore the adoption of this statement did not have a significant impact on the Company’s financial position and results of operations.

In January 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. The adoption of the Statement did not have a significant impact on the Company’s financial position and results of operations.

Stock Growth Plan

The Company maintains a Stock Growth Plan (“SGP”) for eligible employees. Cash contributions made by the Company to the SGP are recorded as compensation expense. Shares of the Company’s stock owned by the SGP are treated as outstanding common stock.

Stock-Based Compensation

The Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123 “Accounting for Stock-Based Compensation”. Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. See Note 6 to Consolidated Financial Statements for further discussion of the Company’s accounting for its stock-based compensation plans.

Restructuring Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company’s competitive position. The restructuring charges are primarily comprised of employee termination benefits. The restructuring program has resulted in the termination of approximately 53 employees.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 9,490,519, 8,715,129, and 9,306,826 for the years ended December 31, 2002, 2001, and 2000, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2002, 2001, and 2000, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires the Company to report segment financial information consistent with the presentation made to the Company’s management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from representation operations and related activities. The Company’s management decisions are based on operating cash flow (defined as operating income before depreciation and amortization), general and administrative expenses, and adjusted EBITDA (operating income excluding contract termination revenue and depreciation and amortization expense).

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2003	2004-2005	2006-2007	2008-Thereafter
	(Dollars in Millions)
Long term debt	$109.0	$—	$—	$10.0	$99.0
Operating leases	19.4	4.9	8.1	4.0	2.4
Representation contract buyouts	19.7	9.5	7.9	1.6	0.7

Total	$148.1	$14.4	$16.0	$15.6	$102.1

Item	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial information required by this item appears in the pages marked F-1 through F-22 at the end of this Report and is incorporated herein by reference as if fully set forth herein.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 2002, we dismissed Arthur Andersen LLP as our independent auditors. The reports of Arthur Andersen LLP on our financial statements for the fiscal years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2000 and December 31, 2001 and during the subsequent interim periods, we had no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. In addition, there were no reportable events (as defined in Item 304 (a) (1) (v) of Regulation S-K) during these periods.

We provided Arthur Andersen LLP with a copy of this disclosure regarding their dismissal prior to filing our Interim Report on Form 8-K that reported their dismissal. We requested that Arthur Andersen LLP furnish us a letter addressed to the Securities and Exchange Commission stating whether Arthur Andersen LLP agreed with such disclosures and, if not, stating the respects in which it did not agree. Arthur Andersen LLP’s letter, dated June 20, 2002, confirming its agreement with such statements is attached as Exhibit 16.1 and is incorporated in this Report by reference.

We have engaged Ernst & Young LLP to act as our independent auditors as successor to Arthur Andersen LLP. During our 2001 and 2000 fiscal years and the subsequent interim period through June 20, 2002, we did not consult with Ernst & Young LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304 (a) (1) (v) of Regulation S-K).

The Audit Committee of our Board of Directors considered, approved and recommended to our Board of Directors the dismissal of Arthur Andersen LLP, and the appointment of Ernst & Young LLP, as our independent auditors. These actions were ratified and approved by our Board of Directors.

PART III

Items 10 Through 13 Inclusive.

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to executive officers of the Company, which is set forth in Part I under the caption “Executive Officers”), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about April 30, 2003.

Item 14.    CONTROLS AND PROCEDURES

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    Documents Filed as Part of this Report

Financial Statements and Supplementary Data.    The following Financial Statements of the Company are filed with this Form 10-K:

Financial Statement Schedules.    The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts	F-25

Exhibits.    The following Exhibits are filed as part of this Report:

Exhibit No.	Description
3.1(5)	Restated Certificate of Incorporation of Interep
3.2(8)	Certificate of Amendment of the Restated Certificate of Incorporation
3.2(5)	By-Laws of Interep
4.1(1)	A/B Exchange Registration Rights Agreement, dated July 2, 1998, among Interep, the Guarantors, BancBoston Securities Inc., Loenbaum & Company Incorporated and SPP Hambro & Co., LLC
4.2(1)	Indenture, dated July 2, 1998, between Interep, the Guarantors and Summit Bank
4.3(1)	Form of 10% Senior Subordinated Note (Included in Exhibit 4.2)
4.4(3)	Supplemental Indenture, dated as of March 22, 1999, among American Radio Sales, Inc., Interep, the Guarantors and Summit Bank as Trustee
4.5(6)	Form of Registration Rights Agreement among the Interep Employee Stock Ownership Plan, the Interep Stock Growth Plan and Interep
4.6(8)	Form of Warrant used in connection with issuance of Series A preferred stock and warrants
4.7(10)	Warrant to purchase 225,000 shares of Class A Common Stock of Interep, dated as of November 7, 2002
10.1(1)	Agreement of Lease, dated December 31, 1992, between The Prudential Insurance Company of America and Interep
10.2(2)

Lease, dated January 1, 1990, between Ralph C. Guild, doing business as The Tuxedo Park Executive Conference Center and Interep, as amended by Amendment of Lease, dated December 3, 1998, between Ralph Guild 1990 Trust No. 1 (successor in interest to The Tuxedo Park Executive Conference Center) and Interep

Exhibit No.	Description
10.3(1)*	Agreement, dated June 29, 1998, between Interep and Ralph C. Guild
10.4(7)*	Amended and Restated Services Agreement, dated as of January 2, 2001, between Interep and Media Financial Services, Inc.
10.5(3)*	Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between Interep and Ralph C. Guild
10.6(7)*	Amended and Restated Employment Agreement, dated as of April 1, 2000, between Interep and Marc G. Guild
10.7(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988
10.8(1)*	Amendment and Extension of Option, dated January 1, 1991, between Interep and Ralph C. Guild
10.9(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991
10.10(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995
10.11(1)*	Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991
10.12(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997
10.13(1)*	Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997
10.14(1)*	Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997
10.15(1)*	Supplemental Income Agreement, dated December 31, 1986, between Interep and Ralph C. Guild
10.16(1)*	Agreement, dated June 18, 1993, between Interep and Ralph C. Guild
10.17(2)*	Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998
10.18(2)*	Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998
10.19(2)*	Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998
10.20(3)*	Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.
10.21(3)*	Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998
10.22(7)*	Non-Qualified Stock Option Granted to Ralph C. Guild on April 25, 2000
10.23(7)*	Non-Qualified Stock Option Granted to Marc G. Guild on April 25, 2000
10.24(7)*	Non-Qualified Stock Option Granted to William J. McEntee on April 25, 2000
10.25(4)*	Form of Indemnification Agreement for directors and officers
10.26(5)*	1999 Stock Incentive Plan
10.27(6)*	Form of Stock Option Agreement
10.28(5)	Lease Agreement, dated as of June 30, 1999 between Bronxville Family Partnership, L.P. and Interep
10.29(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.30(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.31(5)*	Agreement, dated as of November 30, 1999 between Interep and Marc G. Guild
10.32(10)

Credit Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries, Upper Columbia Capital Company, L.L.C. (the “Lender”) and Guggenheim Investment Management, LLC (the “Collateral Agent”)

10.33(8)	Form of Stock Purchase Agreement used in connection with issuance of Series A preferred stock and warrants
10.34(8)	Form of Registration Rights Agreement used in connection with issuance of Series A preferred stock and warrants
10.35(10)	Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and the Collateral Agent
10.36(10)	Guarantee of certain subsidiaries of Interep in favor of the Lender and the Collateral Agent

Exhibit No.	Description
10.37(10)	Senior Secured Note of Interep payable to the Lender, dated as of November 7, 2002
10.38(10)	Trademark Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and the Collateral Agent
10.39(10)	Pledge Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and the Collateral Agent
10.40	Agreement, dated as of March 19, 2003, between Interep and George E. Pine
16.1(9)	Letter, dated June 20, 2002 from Arthur Andersen LLP to the Securities and Exchange Commission
21.1	Subsidiaries of Interep (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
99.1	Statements required pursuant to 18 U.S.C § 1350 (filed herewith)

*	Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.
(1)	Incorporated by reference to Interep’s registration statement on Form S-4 (Registration No. 333-60575), filed with the Commission on August 4, 1998.
(2)	Incorporated by reference to Interep’s registration statement on Form S-4/A-2 (Registration No. 333-60575), filed with the Commission on January 26, 1999.
(3)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999.
(4)	Incorporated by reference to Interep’s registration statement on Form S-1 (Registration No. 333-88265), filed with the Commission on October 10, 1999.
(5)	Incorporated by reference to Interep’s registration statement on Form S-1/A-1 (Registration No. 333-88265), filed with the Commission on November 8, 1999.
(6)	Incorporated by reference to Interep’s registration statement on Form S-1/A-4 (Registration No. 333-88265), filed with the Commission on December 8, 1999.
(7)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001.
(8)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2002, filed with the Commission on May 15, 2002.
(9)	Incorporated by reference to Interep’s Current Report on Form 8-K field with the Commission on June 26, 2002.
(10)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2002, filed with the Commission on November 13, 2002.

(B)  Reports on Form 8-K

None

INTEREP NATIONAL RADIO SALES, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Interep National Radio Sales:

We have audited the accompanying consolidated balance sheet of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Interep National Radio Sales, Inc. and subsidiaries as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 14, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interep National Radio Sales, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, as of and for the period ended December 31, 2002, listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/    ERNST & YOUNG LLP

New York, New York

February 24, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interep National Radio Sales, Inc.:

We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

New York, New York

March 14, 2002

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share information)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$18,114	$11,502
Receivables, less allowance for doubtful accounts of $1,317 and $1,747 in 2002 and 2001, respectively	29,906	26,656
Representation contract buyouts receivable	801	12,504
Current portion of deferred representation contract costs	18,784	40,368
Prepaid expenses and other currents assets	929	927

Total current assets	68,534	91,957

Fixed assets, net	3,074	3,909
Deferred representation contract costs	67,110	64,521
Investments and other assets	11,248	19,342

Total assets	$149,966	$179,729

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,388	$8,606
Accrued interest	5,072	4,950
Representation contract buyouts payable	9,543	33,161
Accrued employee related liabilities	2,648	3,741

Total current liabilities	29,651	50,458

Long-term debt (net of unamortized discount of $523)	108,477	99,000

Representation contract buyouts payable	10,118	21,267

Other noncurrent liabilities	3,275	4,714

Commitments and Contingencies:

Shareholders’ (deficit) equity:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 110,000 shares issued and outstanding at December 31, 2002 (none issued at December 31, 2001)(aggregate liquidation preference—$11,000)	1	—
Class A common stock, $.01 par value—20,000,000 shares authorized, 5,644,699 and 4,907,996 shares issued and outstanding at December 31, 2002 and 2001, respectively	56	49
Class B common stock, $.01 par value—10,000,000 shares authorized, 4,603,460 and 4,314,463 shares issued and outstanding at December 31, 2002 and 2001, respectively	46	43
Additional paid-in-capital	51,176	39,456
Accumulated deficit	(52,834)	(35,258)

Total shareholders’ (deficit) equity	(1,555)	4,290

Total liabilities and shareholders’ (deficit) equity	$149,966	$179,729

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Year Ended December 31,
	2002	2001	2000
Commission revenues	$87,372	$81,128	$100,599
Contract termination revenue	7,220	21,431	7,171

Total revenues	94,592	102,559	107,770
Operating expenses:
Selling expenses	58,111	65,604	66,410
General and administrative expenses	12,052	12,103	11,321
Depreciation and amortization expense	23,651	36,673	26,448

Total operating expenses	93,814	114,380	104,179
Operating income (loss)	778	(11,821)	3,591
Interest expense, net	10,469	9,416	7,796
Loss on investments	525	3,340	378
Other income	—	(236)	—

Loss before benefit for income taxes	(10,216)	(24,341)	(4,583)
Provision (benefit) for income taxes	7,360	(4,486)	(1,678)

Net loss	(17,576)	(19,855)	(2,905)
Preferred stock dividend	240	—	—

Net loss applicable to common shareholders	$(17,816)	$(19,855)	$(2,905)

Basic and diluted loss per common share	$(1.88)	$(2.28)	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in thousands except share information)

							Additional Paid-in Capital	Accumulated Deficit	Total
	Series A Cumulative Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2000	—	$—	5,416,667	$54	4,923,962	$49	$45,881	$(12,498)	$33,486
Net loss	—	—	—	—	—	—	—	(2,905)	(2,905)
Conversion of common stock	—	—	1,022,476	10	(1,022,476)	(10)	—	—	—
Stock repurchases	—	—	(1,825,000)	(18)	—	—	(10,528)	—	(10,546)
Earned compensation, executive stock options	—	—	—	—	—	—	535	—	535

Balance, December 31, 2000	—	—	4,614,143	46	3,901,486	39	35,888	(15,403)	20,570
Net loss	—	—	—	—	—	—	—	(19,855)	(19,855)
Conversion of common stock	—	—	267,353	3	(267,353)	(3)		—	—
Exercise of stock options	—	—	26,500	—	—	—	76	—	76
Issuance to Stock Growth Plan	—	—	—	—	680,330	7	2,777		2,784
Earned compensation, executive stock options	—	—	—	—	—	—	715	—	715

Balance, December 31, 2001	—	—	4,907,996	49	4,314,463	43	39,456	(35,258)	4,290
Net loss	—	—	—	—	—	—	—	(17,576)	(17,576)
Conversion of common stock	—	—	458,762	5	(458,762)	(5)	—	—	—
Sale of convertible preferred stock	110,000	1	—	—	—	—	8,238	—	8,239
Issuance of warrants with convertible preferred stock	—	—	—	—	—	—	1,991	—	1,991
Exercise of stock options	—	—	3,833	—	—	—	11	—	11
Exercise of warrants	—	—	224,108	2	—	—	—	—	2
Issuance to Stock Growth Plan	—	—	—	—	747,759	8	2,313	—	2,321
Issuance of 225,000 warrants	—	—	—	—	—	—	538	—	538
Issuance of 50,000 shares	—	—	50,000	—	—	—	120	—	120
Preferred dividend	—	—	—	—	—	—	(240)	—	(240)
Earned compensation, executive stock options	—	—	—	—	—	—	(1,251)	—	(1,251)

Balance, December 31, 2002	110,000	$1	5,644,699	$56	4,603,460	$46	$51,176	$(52,834)	$(1,555)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(17,576)	$(19,855)	$(2,905)
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	23,651	36,673	26,448
Loss on investments	525	3,340	378
Non-cash compensation (income) expense	(1,251)	715	535
Non-cash interest expense	15	—	—
Changes in assets and liabilities:
Receivables	(3,250)	7,154	(1,728)
Representation contract buyouts receivable	(801)	(520)	(886)
Prepaid expenses and other current assets	22	148	(47)
Other noncurrent assets	6,119	(6,772)	(545)
Accounts payable and accrued expenses	3,433	(7,515)	(2,413)
Accrued interest	122	—	(50)
Accrued employee related liabilities	(1,093)	(2,475)	(1,407)
Other noncurrent liabilities	(1,439)	262	(1,048)

Net cash provided by operating activities	8,477	11,155	16,332

Cash flows from investing activities:
Additions to fixed assets	(541)	(681)	(791)
Increase in other investments	—	—	(4,840)
Redemption of marketable securities	—	9,965	—
Purchase of marketable securities	—	—	(9,800)

Net cash (used in) provided by investing activities	(541)	9,284	(15,431)

Cash flows from financing activities:
Station representation contracts payments	(23,472)	(35,478)	(32,235)
Debt borrowings (repayments), net of financing costs	9,584	—	(1,000)
Issuance of Class A convertible preferred stock and warrants, net of issuance costs	10,230	—	—
Issuance of common stock	2,334	2,860	—
Stock repurchases	—	—	(10,546)
Other, net	—	—	(164)

Net cash used in financing activities	(1,324)	(32,618)	(43,945)

Net increase (decrease) in cash and cash equivalents	6,612	(12,179)	(43,044)
Cash and cash equivalents, beginning of year	11,502	23,681	66,725

Cash and cash equivalents, end of year	$18,114	$11,502	$23,681

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$9,900	$9,900	$10,000
Income taxes paid, net	318	452	354
Non-cash investing and financing activities:
Station representation contracts acquired	$1,210	$19,648	$47,984
Issuance of warrants and common stock	643	—	—
Preferred stock dividend	240	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share information)

1.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interep National Radio Sales, Inc. (“Interep”), together with its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

The Company is a national representation (“rep”) firm serving radio broadcast clients throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. Fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. For the years ended December 31, 2002, 2001 and 2000, commission revenues include revenue derived from sales of advertising on the Internet of $2,572, $761 and $787, respectively. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2002, 2001, and 2000 had 52, 52, and 53 weeks, respectively.

Representation Contract Termination Revenue and Contract Acquisition Costs

The Company’s station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. In 2000, contract termination revenue was offset by $1,691, representing the write-off unamortized contract acquisition cost remaining with respect to contracts sold. No such offset existed in 2002 and 2001. Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

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

Statement of Position 98-1 “Accounting For The Costs Of Computer Software Developed Or Obtained For Internal Use” (SOP 98-1) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The costs for such computer software is amortized on a straight-line basis over three years.

Depreciation and Amortization Expense

A summary of depreciation and amortization expense for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Depreciation of fixed assets	$1,376	$1,818	$1,473
Amortization of contract acquisition costs	20,204	30,553	22,852
Amortization of intangible and other assets	2,071	4,302	2,123

	$23,651	$36,673	$26,448

In 2001, amortization of contract acquisition costs includes the writeoff of approximately $6,000 of deferred contract acquisition costs related to the Clear Channel settlement (see Note 12). Additionally, in 2001, amortization of intangible assets includes a $2,400 charge for goodwill impairment.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” recoverability of intangible assets is assessed periodically and impairments, if any, are recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis.

In January 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company currently does not have any goodwill on its books, therefore the adoption of this statement did not have a significant impact on the Company’s financial position and results of operations.

In January 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. The adoption of the Statement did not have a significant impact on the Company’s financial position and results of operations.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Stock Growth Plan

The Company maintains a Stock Growth Plan (“SGP”) for eligible employees. Cash contributions made by the Company to the SGP are recorded as compensation expense. Shares of the Company’s stock owned by the SGP are treated as outstanding common stock.

Stock-Based Compensation

The Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally five years. See Note 6 to Consolidated Financial Statements for further discussion of the Company’s accounting for its stock-based compensation plans.

Restructuring Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company’s competitive position. In 2001, the accompanying statement of operations includes restructuring charges of $3,471 which is included in selling expenses. The restructuring charges are primarily comprised of employee termination benefits. The restructuring program resulted in the termination of approximately 53 employees. At December 31, 2002 and 2001, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $742 and $2,917, respectively, of which $563 and $2,175, respectively, are included in accrued employee related liabilities and $179 and $742, respectively, are included in other noncurrent liabilities.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 9,490,519, 8,715,129, and 9,306,826 for the years ended December 31, 2002, 2001, and 2000, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2002, 2001, and 2000, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

Income Taxes

Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires the Company to report segment financial information consistent with the presentation made to the Company’s management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from representation operations and related activities. The Company’s management decisions are based on operating cash flow (defined as operating income before depreciation and amortization), general and administrative expenses of $12,052, $12,103, and $11,321 in 2002, 2001, and 2000, respectively, and adjusted EBITDA (operating income excluding contract termination revenue and depreciation and amortization expense) of $17,209, $3,421, and $22,868, in 2002, 2001, and 2000, respectively.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the Company to report and display certain information related to comprehensive income. As of December 31, 2002, 2001 and 2000 net income equaled comprehensive income.

2.    New Accounting Pronouncements

In April 2002, Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB SFAS Nos. 4, 44, and 62, Amendment of FASB SFAS No. 13, and Technical Corrections. For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS No. 145’s amendment and technical correction to SFAS No. 13 is effective for all transactions occurring after May 15, 2002. The adoption of this Statement did not have a significant impact on the Company’s financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement will not have a significant impact on the Company’s financial position or results of operations.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement permits two additional transition methods (modified prospective and retroactive restatement) for entities that adopt the preferable method of accounting for stock-based employee compensation.

On November 25, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation) which expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

On January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The objective of this Interpretation is to explain how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest, and results of activities of a variable interest entity in its consolidated financial statements. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period.

3.    Acquisitions and Investments

In December 2000, the Company invested $3,000 in Cybereps, Inc. increasing its ownership percentage from 16% to 51%. The Company retroactively accounted for the investment using the equity method of accounting and for the years ended December 31, 2001 and 2000, has recorded an equity loss on the investment of $1,561 and $378, respectively, which is included in loss on

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

investments in the accompanying statements of operations. In October 2001, the Company assumed effective control of Cybereps’ operations and has consolidated its operations from that date. The operating loss included in the accompanying statement of operations from the date of consolidation through December 31, 2001 is approximately $325 and for the year ended December 31, 2002 was $338. In addition in 2001, we recorded an impairment of $2,400 pertaining to our goodwill in Cybereps, Inc. created as a result of the Company’s consolidation in October 2001. In September 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1,000 paid upon closing and a maximum of $3,000 to be paid contingent upon certain future performance measures over five years. The performance measures were met for the years ended December 31, 2001, 2000 and 1999 and therefore, the Company has paid an additional $2,000 to date. The performance measures were met for the year ended December 31, 2002. The acquisition has been accounted for by the purchase method; accordingly, operating results are included in the accompanying statements of operations from the date of purchase. The acquired assets include fixed assets, current assets and rights to certain service agreements. The excess of cost over the fair market value of the assets acquired is attributable to customer list intangible and is being amortized over a five year period.

The Company has investments in affiliates, which are accounted for using the cost method of accounting as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. During 2002, the Company recorded a write down of approximately $525 to reflect these investments at their net realizable value. This charge is included in loss on investments in the accompanying statement of operations. During 2001, the Company recorded a write down of approximately $1,900 and is included in loss on investments in the accompanying statement of operations. The total carrying value of these investments was approximately $2,000 and $2,600 as of December 31, 2002 and 2001, respectively, representing a range of ownership from 8% to 16% of the affiliated companies.

4.    Fixed Assets

Fixed assets are comprised of the following:

	December 31,
	2002	2001
Furniture and equipment	$15,989	$15,448
Leasehold improvements	6,133	6,133
Equipment held under lease	3,461	3,461

	25,583	25,042
Less—Accumulated depreciation and amortization	(22,509)	(21,133)

Fixed assets, net	$3,074	$3,909

5.    Accounts Payable

The Company utilizes a cash management system whereby overnight investments are determined daily. Included in accounts payable are $8,693 and $7,941 of book overdrafts as of December 31, 2002 and 2001, respectively, which result from this cash management program.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

6.    Employee Stock Plans

Employee Stock Ownership Plan

The Company maintained an Employee Stock Ownership Plan (the “ESOP”) for eligible employees that was terminated in 2001. The ESOP distributed substantially all of its assets to the ESOP employee participants prior the end of 2002. In connection with such distribution, all shares of the Company’s Class B common stock held by the ESOP in participant accounts were transferred to such participants’ accounts in the Company’s Stock Growth Plan and all cash so held was transferred, in accordance with participant elections, to their 401(k) accounts with the Company or various roll-over IRAs.

No cash contributions were made by the Company to the ESOP in 2002, 2001, and 2000 and consequently no compensation cost was incurred.

As of December 31, 2002 and 2001, the Company’s ESOP owned zero and 1,403,869 Class B common shares, respectively, representing approximately 0.0% and 15.2%, respectively, of the Company’s total shares outstanding, before consideration of common stock equivalents. During 2001, the ESOP transferred 119,576 shares to the Company’s 401(k) Plan (see Note 7). No shares were transferred in 2002. All shares owned by the ESOP as of December 31, 2001 were allocated and earned.

Stock Growth Plan

On January 1, 1995, the Company established the Stock Growth Plan, a qualified stock bonus plan through which certain qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. The Company makes regular quarterly cash contributions to the Stock Growth Plan. For the years ended December 31, 2002, 2001, and 2000, the Company recorded compensation expense of $2,321, $2,708, and $2,949, respectively in relation to these contributions. The Company’s contributions to the Stock Growth Plan are used to purchase shares of Interep Class B common stock from the Company. No accrual was required as of December 31, 2002 and 2001.

During 2002, the Company issued 747,759 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of approximately $2,300. During 2001, the Company issued 680,330 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of approximately $2,800. The shares were issued at the current fair market value on the date of issuance, determined based on the trailing 20-day trading average of the Company’s Class A common stock. During 2002, 2001 and 2000, the Stock Growth Plan purchased 10,000, 13,000 and 103,000 shares, respectively, on the open market at a weighted average fair value of $2.51, $3.63 and $5.76, respectively. As of December 31, 2002 and 2001, the Stock Growth Plan owned 4,042,632 and 2,269,103 Class B common shares, respectively, and 100,595 and 104,112 of Class A common shares, respectively, representing approximately 40.4% and 25.7%, respectively, of the Company’s total shares outstanding, before consideration of common stock equivalents. Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants are made in the shares of the Company’s Class B common stock allocated to their plan accounts upon termination of employment.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Stock Options

In 1999, the Company adopted the 1999 Stock Incentive Plan. The plan provides for the granting of options and appreciation rights of the Company’s Class A and Class B common stock. The option price per share may not be less than the fair market value of the Class A and Class B common stock on the date the option is granted. The aggregate number of shares may not exceed 666,667 for any participant during any three consecutive 12 month periods, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments. Under the terms of the plan, the Company is authorized to grant options to purchase up to a total of 2,000,000 shares of Class A and Class B common stock.

A summary of the stock options outstanding during the years ended December 31, 2002, 2001, and 2000 is set forth below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	4,231,439	$3.77
Granted during 2000, repriced in 2000	775,300	2.81

Outstanding at December 31, 2000	5,006,739	3.62
Exercised during 2001	(26,500)	2.81
Forfeited during 2001	(87,150)	2.81

Outstanding at December 31, 2001	4,893,089	$3.64
Granted during 2002	10,000	3.32
Exercised during 2002	(3,833)	2.81
Forfeited during 2002	(19,150)	2.81

Outstanding at December 31, 2002	4,880,106	$3.64

Options exercisable at December 31, 2001	4,649,326	3.69
Options exercisable at December 31, 2002	4,716,260	3.67

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

The following table summarizes information regarding the stock options outstanding at December 31, 2002, either pursuant to the terms of the Plan or pursuant to the terms of the option grant, if granted prior to the adoption of the Plan:

At December 31, 2002	Exercise Price	Remaining Contractual Life
208,960	$1.56	3 Years
313,440	2.77	3 Years
417,920	3.91	3 Years
835,839	3.80	5.5 Years
1,985,119	4.02	5.5 Years
470,161	4.20	6 Years
638,667	2.81	7.5 Years
10,000	3.32	9.5 Years

4,880,106

In April 2000, the Company granted options to purchase 775,300 shares of Class A common stock at an exercise price of $8.77. In December 2000, the Company repriced these options to an exercise price of $2.81 which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has recorded compensation income of $1,251 in 2002 and compensation expense of $715 and $535 for the years ended December 31, 2001 and 2000, respectively.

The Company has adopted the disclosure provisions of SFAS No. 123, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No. 25, in accounting for stock option plans. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates consistent with the disclosure method required in accordance with SFAS No. 123, the Company’s net loss and loss per share would have been affected as shown in the following pro forma presentation:

	Year ended December 31,
	2002	2001	2000
Net loss applicable to common shareholders’
As reported	$(17,816)	$(19,855)	$(2,905)
Pro forma	(18,754)	(20,792)	(3,877)
Basic and diluted loss per common share
As reported	$(1.88)	$(2.28)	$(0.31)
Pro forma	$(1.98)	$(2.38)	(0.42)

The weighted average fair value of options granted in 2002 and 2000 of $3.30 and $5.94, respectively, were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: weighted average risk free interest rate of 3.25% and 6.41%, respectively, dividend yield of 0%, volatility of 174.3%and 81.6%, respectively, and expected term of 10 years. In 2001, no stock options were granted.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement permits two additional transition methods (modified prospective and retroactive restatement) for entities that adopt the preferable method of accounting for stock-based employee compensation.

7.    Employee Benefit Plans

Managers’ Incentive Compensation Plans

The Company maintains various managers’ incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. The Company provided approximately $1,046, $562, and $4,289 for such compensation during 2002, 2001, and 2000, respectively.

401(k) Plan

The Company has a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed ninety days of service with the Company. Under the terms of the 401(k) Plan, the Company may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. The Company provided $764, $761, and $837 in the form of cash in 2002, 2001, and 2000, respectively.

Deferred Compensation Plans

Certain of Interep’s subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 2002, 2001, and 2000, the Company provided compensation expense of $85, $96, and $109, respectively related to these plans. Amounts due under these plans of $2,600 were fully vested as of December 31, 2002 and are recorded as accrued expenses ($500) and other noncurrent liabilities ($2,100) on the Company’s consolidated balance sheets; however, they remain subject to further appreciation/depreciation upon changes in value (as defined).

The Company has agreements with several of its employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 2002. The Company provided $188, $184, and $164 in 2002, 2001, and 2000, respectively, for these plans which principally represented interest on the vested benefits. These benefits as of December 31, 2002 and 2001 are included in Accrued Employee Related Liabilities on the accompanying consolidated balance sheets.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Other

The Company has life insurance policies on certain of its executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $803 and $1,609 as of December 31, 2002 and 2001, respectively, and offsetting loans of $578 and $1,105, respectively, which is included in Investments and Other Assets on the accompanying consolidated balance sheets.

8.    Income Taxes

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

Components of the provisions for income taxes are as follows:

	Year ended December 31,
	2002	2001	2000
Current:
Federal	$—	$—	$—
State	464	535	197
Deferred:
Federal	328	(9,050)	(1,875)
Valuation Allowance	6,568	4,029	—

Total provision (benefit)	$7,360	$(4,486)	$(1,678)

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the loss before income taxes for the periods ended December 31, 2002, 2001, and 2000, is as follows:

	2002	2001	2000
Benefit computed at the federal statutory rate of 34%	$(3,473)	$(8,276)	$(1,558)
State and local taxes, net of federal income tax benefit	(306)	(1,044)	(197)
Change in valuation allowance and other adjustments	10,623	4,395	(436)
Nondeductible travel and entertainment expense	168	167	256
Nondeductible insurance premiums	22	119	257
Nondeductible investment loss	326	153	—

Total	$7,360	$(4,486)	$(1,678)

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Depreciation and amortization	$4,214	$4,582
Accruals not currently deductible for tax purposes	1,739	2,721
Consolidated net operating loss carryforward	17,112	16,157
Other	2,463	2,277

	25,528	25,737
Deferred tax liabilities:
Buyout receivable	320	4,898
Unamortized representation contracts	13,755	9,159
Other	856	755

Net deferred tax asset	10,597	10,925
Valuation allowance	(10,597)	(4,029)

Net deferred tax asset	$—	$6,896

The net deferred tax asset as of December 31, 2001 is included in Investments and Other Assets on the accompanying consolidated balance sheets. As of December 31, 2002 and 2001, the Company had an accrued tax liability of $166 and $172, respectively, on its consolidated balance sheets. The Company has a tax net operating loss of $42,544 as of December 31, 2002 that expires in 2018 through 2022.

9.    Long-Term Debt

Long-term debt at December 31, 2002 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and a $10,000 five-year term loan, maturing in November 2007, as described below, less the issuance of warrants as a long-term debt discount of $523. The discount will be amortized over the five-year life of the loan. At December 31, 2001, long-term debt was comprised of the $99,000 in Notes.

The Notes are general unsecured obligations of the Company, and the indenture agreement for the Notes stipulates, among other things, restrictions on incurrence of additional indebtedness, payment of dividends, repurchase of equity interests (as defined), creation of liens (as defined), transactions with affiliates (as defined), sale of assets or certain mergers and consolidations. The Notes bear interest at the rate of 10.0% per annum, payable semiannually on January 1 and July 1. The Notes are subject to redemption at the option of the Company, in whole or in part, at any time after July 1, 2003. All of the Company’s subsidiaries are guarantors of these Notes and all guarantor subsidiaries are wholly owned by the Company. The guarantee is full, unconditional, joint and several with other guarantor subsidiaries. The Company has no other assets or operations separate from its investment in the subsidiaries. In July 2000, the Company repurchased $1,000 in principal of the Notes in an open market transaction.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

The Company capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes.

On November 7, 2002, we entered into an agreement with an institutional lender to provide us with a $10,000 term loan facility. The loan has a five-year term, maturing in November 2007, is secured by a security interest in substantially all of our assets and requires that interest at a rate of 8.125% be paid quarterly. In connection with the loan, we issued a warrant to an affiliate of the lender to purchase 225,000 shares of our Class A common stock for nominal consideration. These warrants were valued at $538 using a Black-Scholes model and have been recorded as a discount to the term loan facility, which is being amortized as interest expense based on an effective interest method over the life of the loan. These warrants were exercised in December 2002. In addition, 50,000 shares of our Class A common stock were issued to an advisor in connection with the term loan. These shares were valued at $120 using a Black-Scholes model and have been recorded as deferred loan cost, which is being amortized on a straight line basis over the term of the loan. In addition to covenants similar to those in the indenture governing the Notes, the agreement requires, among other things, that the Company maintain certain 12-month trailing EBITDA levels, have certain minimum accounts receivable as of the end of each quarter, and have not less than $200,000 of representation contract backlog as of the end of each quarter. Certain of the Company’s subsidiaries are guarantors of the term loan and all guarantor subsidiaries are wholly owned by the Company. The guarantees are full, unconditional and joint and several among the guarantor subsidiaries.

The Company capitalized $1,200 of costs related to the loan which is being amortized over the five year life of the loan.

10.    Shareholders’ (Deficit) Equity

In May 2002, the Company amended its certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over the Company’s Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of the Company’s Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at the Company’s discretion. The Company expects to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, the Company completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. The Company allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

warrants, both of which are classified in additional paid in capital. In accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded approximately $2,100 beneficial conversion in additional paid in capital. The Company incurred approximately $770 in legal and other costs directly related to the private placements.

During 2002 and 2001, primarily in connection with employee terminations, 458,762 and 267,353 shares of Class B common stock were converted into Class A common stock.

11.    Related Party Transactions

Since December 1979, the Company has leased from a trust, of which one of its executives is an income beneficiary and one of its executives is the trustee, a building which is used by the Company for training sessions and management meetings. The current lease expires on December 31, 2009 and provides for a base annual rental which is adjusted each year to reflect inflation and actual usage. Total lease expense was $84, $78, and $78 in 2002, 2001, and 2000, respectively.

Since 1997, the Company has had an agreement with Media Financial Services, Inc., an affiliate of one of the Company’s executives, whereby Media Financial Services provides financial and accounting services to the Company. The fee for these services amounted to approximately $3,200, $3,200, and $3,000 in 2002, 2001, and 2000, respectively.

The Company believes the terms of the arrangements relating to the building rental and accounting services are at least comparable to, if not more favorable for the Company, than the terms which would have been obtained in transactions with unrelated parties.

In January 2002, an executive of the Company personally guaranteed approximately $2,000 in connection with the Katz litigation settlement. This executive is to receive a fee of 7.5% of the guaranty amount, payable annually. In 2002, this executive received a payment of $100. The guaranty will be in place until the settlement has been funded, which is expected by December 2005.

12.    Commitments and Contingencies

At December 31, 2002, the Company was committed under operating leases, principally for office space, which expire at various dates through 2009. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $5,507, $5,100, and $4,937 in 2002, 2001, and 2000, respectively. The noncash portion of rent expense was $389, $271, and $254 for 2002, 2001, and 2000, respectively. Future minimum rental commitments under noncancellable leases are as follows:

2003	$4,915
2004	4,954
2005	3,149
2006	2,044
2007	1,945
Thereafter	2,441

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

The Company has representation contract buyouts payable due over the next five years, as follows:

2003	$9,546
2004	5,857
2005	2,041
2006	1,265
2007	305
Thereafter	650

The Company has employment agreements with certain of its officers and employees for terms ranging from two to five years with annual compensation aggregating approximately $1,700. These agreements include escalation clauses (as defined) and provide for certain additional bonus and incentive compensation.

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

In 2000, certain clients of the Company were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. The Company has agreed to indemnify its clients from and against any loss, liability, cost or expense incurred in the actions. In 2002, the Company entered into a settlement agreement regarding these contract acquisition claims. The settlement will result in the offset of approximately $12,500 in representation contract buyouts receivable and payable as well as additional contract termination revenue of $2,400. In addition, the settlement included a payment schedule for approximately $10,000 in contract representation buyouts payable that had been previously recorded, the remaining balance of $4,500 is reflected in the table above.

In June 2002, the Company reached a settlement with Entravision Communications Corporation in regard to the termination of its contract. As a result the Company recorded approximately $2,000 of contract termination revenue.

In December 1999, the Company’s representation agreement with Clear Channel was terminated. In April 2000, the Company filed an action in the Supreme Court of the State of New York seeking damages arising out of Clear Channel’s alleged breach of contract of its national sales representation agreement with the Company. As of December 31, 2000, the Company had $6,600 of current deferred costs on representation contract purchases and $9,400 of current representation contract buyouts payable resulting from the purchase of the Clear Channel representation agreement in 1996. In May 2001, the Company entered into an agreement in principle with Clear Channel. The settlement agreement resulted in a cash payment to the Company as well as the forgiveness of the remaining payables which combined resulted in approximately $18,100 of contract termination revenue in the accompanying statement of operations. In addition, the Company wrote off the remaining current deferred representation contract costs through amortization expense (see Note 1).

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

13.    Supplemental Information

Interest expense is shown net of interest income of $107, $763, and $2,671 in 2002, 2001, and 2000, respectively.

One broadcast group, Infinity, contributed approximately 28%, 28% and 29% of the Company’s total revenues in 2002, 2001 and 2000, respectively. No other client group contributed revenues in excess of 10% in 2002, 2001, and 2000.

In 2001, contract buyout receivables from one group of radio representation firms represented $12,244 of the Company’s total contract buyout receivables.

14.    Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$99,000	$77,220	$99,000	$64,350

In 2002, the Company also has a $10,000 term loan outstanding ($9,477, net of unamortized discount), which is classified as long-term debt on the consolidated balance sheet. The carrying value of this term loan approximates fair market value.

The fair value of cash and cash equivalents, accounts receivables and accounts payables approximate the carrying amount due to the short maturity of those instruments.

15.    Quarterly Financial Information (Unaudited)

2002 Quarter Ended	March 31	June 30	September 30	December 31	2002 Year
Commission revenues	$17,528	$23,704	$22,183	$23,957	$87,372
Contract termination revenue	2,387	3,979	18	836	7,220

Total Revenues	19,915	27,683	22,201	24,793	94,592
Operating expenses	21,980	24,581	23,055	24,198	93,814
Operating (loss) income	(2,065)	3,102	(854)	595	778
Net (loss) income applicable to common shareholders	(3,791)	311	(3,005)	(11,331)	(17,816)
Basic earnings (loss) per share	$(0.41)	$0.03	$(0.31)	$(1.16)	$(1.88)
Diluted earnings (loss) per share	$(0.41)	$0.02	$(0.31)	$(1.16)	$(1.88)

2001 Quarter Ended	March 31	June 30	September 30	December 31	2001 Year
Commission revenues	$16,608	$22,650	$21,641	$20,229	$81,128
Contract termination revenue (1)	69	20,240	661	461	21,431

Total Revenues	16,677	42,890	22,302	20,690	102,559
Operating expenses	24,651	34,178	22,867	32,684	114,380
Operating income (loss)	(7,974)	8,712	(565)	(11,994)	(11,821)
Net income (loss)	(6,305)	1,236	(5,490)	(9,296)	(19,855)
Basic earnings (loss) per share	$(0.74)	$0.15	$(0.62)	$(1.03)	$(2.28)
Diluted earnings (loss) per share	$(0.74)	$0.12	$(0.62)	$(1.03)	$(2.28)

(1)	Settlement of Clear Channel litigation occurred in second quarter 2001 resulting in contract termination revenue of $18 million.

Schedule II

INTEREP NATIONAL RADIO SALES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
December 31, 2000
Allowance for Doubtful Accounts	$2,158	325	(543)	$1,940
Valuation Allowance on Deferred Tax Assets	$1,052	—	(1,052)	$—
December 31, 2001
Allowance for Doubtful Accounts	$1,940	404	(597)	$1,747
Valuation Allowance on Deferred Tax Assets	$—	4,029	—	$4,029
December 31, 2002
Allowance for Doubtful Accounts	$1,747	119	(549)	$1,317
Valuation Allowance on Deferred Tax Assets	$4,029	$6,568	—	$10,597

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 1, 2003

INTEREP NATIONAL RADIO SALES, INC.
By:	/S/ RALPH C. GUILD
Ralph C. Guild
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

/S/ RALPH C. GUILD Ralph C. Guild	Chief Executive Officer, Chairman of the Board and Director	April 1, 2003

/S/ MARC G. GUILD Marc G. Guild	President, Marketing Division; Director	April 1, 2003

/S/ WILLIAM J. MCENTEE, JR. William J. McEntee, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2003

/S/ LESLIE D. GOLDBERG Leslie D. Goldberg	Director	April 1, 2003

/s/ HOWARD M. BRENNER Howard M. Brenner	Director	April 1, 2003

/s/ JOHN PALMER John Palmer	Director	April 1, 2003

/S/ ARNIE SEMSKY Arnie Semsky	Director	April 1, 2003

CERTIFICATION

I, Ralph C. Guild certify that:

1.    I have reviewed this annual report on Form 10-K of Interep National Radio Sales, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 1, 2003

By:	/s/ RALPH C. GUILD
Ralph C. Guild Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, William J. McEntee, Jr. certify that:

1.    I have reviewed this annual report on Form 10-K of Interep National Radio Sales, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 1, 2003

By:	/s/ WILLIAM J. MCENTEE, JR.
William J. McEntee, Jr. Senior Vice President and Chief Financial Officer

SUPPLEMENTAL INFORMATION

As of the date of filing of this Report, we have not yet sent to our holders of common stock our 2002 annual report or proxy materials for our 2003 annual meeting of shareholders. We will send copies of such materials to the Securities and Exchange Commission when they are sent to our security holders.

Exhibit Index

Exhibit Number	Exhibit Description

10.40	Agreement, dated as of March 19, 2003, between Interep and George E. Pine

21.1	Subsidiaries of Interep

23.1	Consent of Ernst & Young LLP

99.1	Statements required pursuant to 18 U.S.C § 1350