Form 10-K/A
period 2002-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2003-04-30
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Securities registered under Section 12(b) of the Exchange Act  :

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 21, 2003, was 5,719,621 shares of Class A Common Stock, and 4,528,538 shares of Class B Common Stock.

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers:

Name	Position	Age
Ralph C. Guild	Chief Executive Officer and Chairman of the Board and Director	74
George E. Pine	President, Chief Operating Officer and Director	54
Marc G. Guild	President, Marketing Division, Director	52
William J. McEntee, Jr.	Senior Vice President and Chief Financial Officer	59
Howard M. Brenner	Director	69
Leslie D. Goldberg	Director	60
John E. Palmer	Director	76
Arnie Semsky	Director	57
Arnold Sheiffer	Director	70

All executive officers are appointed for terms of one year. The Board of Directors is divided into three classes of two or three directors each. Each class serves a three year term, and the elections of the classes are staggered so that only one class will be considered for election at each annual meeting of shareholders.

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

George E. Pine was appointed President and Chief Operating Officer of the Company in March 2003. He joined our Board of Directors in April 2003. He was President of the Company’s ABC Radio subsidiary from 1998 until becoming President of the Company. Before that, he served the Company in various sales management capacities since 1973, including President of Interep East. Mr. Pine was appointed to the Board of Directors in April 2003. Mr. Pine is a Member of the Board of Trustees of both Ithaca College and the Webb School in Tennessee and serves as Chairman of their respective Development Committees. He is a member of the International Radio & Television Society.

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

Howard M. Brenner has served as a director of Interep since December 1999. He has been a senior advisor at Morgan Joseph & Co., Inc. (f/k/a Morgan Lewis Githens & Ahn), a brokerage firm, since 2001. In 1990, Mr. Brenner founded Brenner Securities Corporation, Inc., a brokerage firm, now known as HCFP Brenner Securities, Inc., and served as its Chief Executive Officer and Chairman of the Board of Directors until 2001. Mr. Brenner, when CEO of Brenner Securities, settled an SEC administrative proceeding in which it was alleged that he, as CEO of Brenner Securities, had not developed and implemented certain internal procedures, and therefore, had failed to exercise requisite supervision over subordinates. Mr. Brenner was suspended for 180 days from acting in a supervisory capacity and paid a fine. Mr. Brenner fully complied with this order. Prior to 1990, Mr. Brenner served as President of Drexel Burnham Group, Inc. Mr. Brenner is a director of Translux Corporation and serves on its audit committee.

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

Arnie Semsky joined our Board of Directors in April 2002. Mr. Semsky served as Executive Vice President, Worldwide Media Director and a Board member of BBDO Worldwide, a unit of Omnicom Group, for twenty years, through 1998. For the past three years, Mr. Semsky has served as a senior adviser to ESPN and the ESPN/ABC Sports Customer Marketing and Sales Group, both of which are part of The Walt Disney Company. He presently serves as a director and a member of the compensation committee of 24/7 Real Media, Inc., an internet rep company, and Sportvision, Inc., a sports media technology company.

Arnold Sheiffer joined our Board of Directors in April 2003. Mr. Sheiffer has served as the Chairman of Petry Media Corporation, an independent television rep company, since October 2001. He served as Managing Director of Sandler Capital Management, an investment firm that specializes in media and telecommunications, from 2000 to 2001. From 1999 to November 2000, he was the Chairman and Chief Executive Officer of Smart Route Systems, Inc. Mr. Sheiffer joined Katz Media in 1990 as Chief Financial Officer and became Chief Operating Officer in 1992 and served in that position until 1995. He currently serves on the boards of Petry Media Corporation, Goldentree Asset Management and Destinta Theaters. He has served as a Trustee of The Jewish Center of the Hamptons, and is currently a Director of The Michael Wolk Heart Foundation, a Trustee of the Robert Grunder Memorial Scholarship and a trustee of the Radio Drama Network Foundation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of our common stock on Forms 3, 4 and 5, and to furnish us with copies of all such forms they file. Based on a review of the copies of such forms furnished to us, we believe that all of our officers, directors and greater than 10% beneficial owners filed all such forms that were required to be filed during or with respect to 2002, except that a number of reports were not timely filed. Ralph Guild filed a Form 5, by the due date, reporting ten purchase transactions which were not reported timely. William McEntee filed a Form 5, after the due date, reporting seven purchase transactions. Our Stock Growth Plan filed two Forms 4 after the due date, reporting a total of two purchase transactions.

Item 11. EXECUTIVE COMPENSATION

Committees of the Board of Directors

Interep’s Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends the annual engagement of Interep’s auditors and the terms of that engagement and reviews the scope of the auditors’ audit and non-audit assignments, the accounting principles to be used by Interep in financial reporting, Interep’s internal financial auditing procedures, the adequacy of Interep’s internal control procedures, the independence of the auditors, the annual and quarterly financial statements and the results of the auditors’ annual audit and quarterly reviews. The Compensation Committee determines officers’ salaries and bonuses and administers Interep’s Stock Option Plan. The members of each of the Audit Committee and the Compensation Committee are Howard Brenner, John Palmer, Arnie Semsky and Arnie Sheiffer.

Director Compensation

Each director who is not an employee is entitled to an annual fee of $25,000 for all services as a director, including attendance at meetings of the Board of Directors and its committees, plus reimbursement of related reasonable out-of-pocket expenses. In addition, non-employee directors who chair Board Committees are entitled to an additional fee of $10,000. Other directors do not receive compensation for their services as directors, but are reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending such meetings.

Executive Compensation

The following table shows compensation for services rendered in all capacities to Interep for the years ended December 31, 2002, 2001 and 2000 by the Chief Executive Officer, President, Marketing Division and Chief Financial Officer, which represent Interep’s most highly compensated executive officers as of December 31, 2002.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation							Awards		Payouts
Name and Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation($)			Restricted Stock Award(s)($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payouts($)	All Other Compensation($)(2)
Ralph C. Guild Chairman, Chief Executive Officer	2002 2001 2000	$ $ $	907,046 910,208 909,969	$	— — 531,279	$ $ $	104,583 104,583 104,583	(3) (3) (3)	— — —	— — 125,000	— — —	$ $ $	23,454 19,892 20,281

Marc G. Guild President, Marketing Division	2002 2001 2000	$ $ $	342,046 345,208 344,969	$	— — 186,100		— — —		— — —	— — 40,000	— — —	$ $ $	23,454 19,892 20,281

William J. McEntee, Jr. Senior Vice President and Chief Financial Officer(4)	2002 2001 2000	$ $ $	187,975 145,208 111,622	$	— — 30,000		— — —		— — —	— — 40,000	— — —	$ $ $	15,325 19,892 11,978

(1)	The Company did not award any stock appreciation rights (“SARs”) during its 2002, 2001 or 2000 fiscal years.

(2)	Includes amounts contributed by Interep on behalf of Messrs. Ralph Guild, Marc Guild and McEntee to the Stock Growth Plan of $17,954, $17,954 and $12,025, respectively, for 2002; $14,792 per person for 2001; and $15,031, $15,031 and $8,378, respectively, for 2000. Also includes amounts contributed by Interep on behalf of such persons to Interep’s 401(k) Plan of $5,500, $5,500 and $3,300, respectively, for 2002; $5,100 per person for 2001; and $5,250, $5,250 and $3,600, respectively, for 2000.

(3)	Represents payments under a supplemental income agreement. See “Employment Contracts,” below.

(4)	Mr. McEntee serves in such capacities pursuant to a Services Agreement between Interep and Media Financial Services, Inc. See Item 13.

Option Grants in Last Fiscal Year

Interep did not grant any stock options to executive officers during 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, as to each person who was an executive officer as of December 31, 2002, the status of their options at the end of fiscal 2002.

Name and Principal Position(1)	Number of Shares Acquired on Exercise	Value Realized($)	Number of Unexercised Options/SARs at Fiscal Year End(#)		In-the-Money Options/SARs at Fiscal Year End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph C. Guild Chairman and Chief Executive Officer	—	—	2,643,093	41,667	$160,899	—

Marc G. Guild President, Marketing Division	—	—	419,586	13,334	—	—

William J. McEntee Vice President and Chief Financial Officer	—	—	444,586	13,334	—	—

(1)	See Notes 7, 9 and 10 to the Beneficial Ownership Table in Item 12, below, for additional information regarding the options held by these individuals.

Employment Contracts

Ralph Guild is employed as our Chairman of the Board and Chief Executive Officer under an employment agreement. The term of this agreement runs through February 28, 2008 and is automatically extended for an additional year each March 1 unless either we or Ralph Guild notifies the other on or before February 1 of the same year of our or his election not to extend the agreement. Ralph Guild receives a base salary of not less than $925,000 per year, plus any bonus, incentive or other types of additional compensation which our Board of Directors determines to pay. Further, he is entitled to receive annual incentive compensation based on increases in our Adjusted EBITDA. If Adjusted EBITDA for any year is greater than the Adjusted EBITDA for the previous year, Ralph Guild will be entitled to a bonus equal to a percentage of his base salary equal to two times the percentage increase of Adjusted EBITDA for such year over the higher of Adjusted EBITDA for the prior year and the highest Adjusted EBITDA for any prior year back to 1998. If we elect not to extend the term of the agreement, we are required to retain Ralph Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

The agreement provides for continued payment of Ralph Guild’s base salary through the balance of its term, plus two years, if (i) Ralph Guild terminates his employment with us by reason of our material breach of the agreement, (ii) Ralph Guild is not re-appointed as Chairman of the Board and Chief Executive Officer or ceases to be elected as a director, other than by his own choice or for reasons justifying termination of his employment by us for cause, or (iii) there is a change in control of our Board of Directors. Ralph Guild may not compete with us during the term of the employment agreement and thereafter for as long as he is receiving compensation under the agreement. The agreement also provides (i) in the case of Ralph Guild’s permanent disability, for payments to Ralph Guild equal to 75% of his then current salary, less any income disability benefits to which he may be entitled, for the balance of his employment term and (ii) in the case of Ralph Guild’s death, at the option of his estate or his designated beneficiary, for a death benefit equal to either the present value at the time of his death of the entire amount of the salary that would have been payable to him for the balance of his employment term or the payment of his then current salary over the balance of his employment term.

Ralph Guild also has a supplemental income agreement pursuant to which we pay him $104,583 per year, payable in monthly installments, through 2008. We maintain a whole life insurance policy on Ralph Guild for the purpose of funding the supplemental income agreement.

George Pine is employed as our President and Chief Operating Officer under an employment agreement. The term of this agreement runs through February 28, 2006, and is automatically extended for an additional year each March 1 unless either we or George Pine notifies the other on or before February 1 of the same year of our or his election not to extend the agreement. Under the agreement, George Pine receives a base annual salary of $480,000 and a minimum incentive amount of $120,000 per year, which is payable by us only if we achieve certain financial or other goals set at the beginning of each year. On signing the employment agreement, Mr. Pine was granted options to acquire 40,000 shares of our Class B common Stock at an exercise price of $1.73 per share. The options vest in equal installments on the first three anniversaries of the date of grant. We also granted Mr. Pine options to acquire 40,000 shares of our Class B common stock at an exercise price of $2.81 per share, which options will only vest if we achieve EBITDA for our 2003 fiscal year in excess of our internal target.

Mr. Pine’s agreement provides that if his employment is terminated because of his death or permanent disability, he will be entitled to payments equal to 75% of his then current salary for the duration of the term of the agreement, plus any incentive bonus payable for the year in which such termination occurs, less any income disability benefits that he may receive or to which he may be entitled. If we terminate his agreement without cause or if he terminates his agreement due to our breach or if, after a change in control occurs, he terminates his agreement for reasons specified in the agreement relating to a dimunition in his position or responsibilities, he will be entitled to receive his then current salary for the remainder of the term of his agreement and any bonus payable for the year in which his employment is terminated and 50% of such bonus payable for each of the remaining years in the term of the agreement, and the vesting of his then-outstanding options will be subject to acceleration.

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

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2002, the Compensation Committee of the Board of Directors determined executive officer compensation. The members of the Compensation Committee during 2002 were Howard Brenner, John Palmer and Arnie Semsky.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our common stock held on April 21, 2003 by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Shares of common stock subject to options that are currently exercisable, or exercisable within 60 days after the date of this Report, are deemed to be beneficially owned by the person holding the options for the purpose of computing that person’s percentage ownership. These shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares these powers with his or her spouse) with respect to the shares shown as beneficially owned.

As of April 21, 2003, there were outstanding 5,719,621 shares of Class A common stock, which are publicly traded, and 4,528,538 shares of Class B common stock and 110,000 shares of Series A convertible preferred stock, neither of which are publicly traded. Only qualified holders, that is, members of our Board of Directors, our active employees, the controlled affiliates, spouses, estates or personal representatives of directors and employees, and our employee benefit plans, including the Stock Growth Plan, may hold Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder or automatically under certain circumstances. Each share of the Class B common stock is entitled to 10 votes per share in all matters presented to the shareholders, except for certain amendments to the Restated Certificate of Incorporation, certain “going private” transactions and as otherwise required by applicable law. The shares of Class A common stock are entitled to one vote per share on all matters. The shares of Series A preferred stock vote on an “as-converted” basis with Class A and Class B common stock, and a share of Series A preferred stock currently converts into 25 shares of Class A common stock.

	Amount and Nature of Beneficial Ownership				Percent of Total Voting Power
	Number		Percent
Name and Address of Beneficial Owner	Class A	Class B	Class A	Class B

5% Beneficial Owners

Interep National Radio Sales, Inc. Stock Growth Plan and Trust(1) c/o Interep National Radio Sales, Inc. 100 Park Avenue New York, New York 10017	99,442	3,938,247	1.7%	87.0%	73.5%

Gabelli Group Capital Partners, Inc. (2) Gabelli Funds, LLC Gabelli Asset Management, Inc. Gabelli Advisers, Inc. GAMCO Investors, Inc. MJG Associates, Inc. Gabelli Securities, Inc. Mr. Mario J. Gabelli One Corporate Center Rye, New York 10580-1435	2,047,600	0	28.1%	*	3.8%

EOS Partners, L.P. (3) EOS Partners SBIC II, L.P. 320 Park Avenue, 22nd Floor New York, New York 10022	1,562,500	0	21.5%	*	2.9%

EOS Partners (Offshore) L.P. P.O. Box 309 Ugland House, South Church Street Georgetown, Grand Cayman Cayman Islands

Mr. Peter S. Lynch (4) 82 Devonshire Street, S8A Boston, Massachusetts 02109	498,000	0	8.7%	*	*

Boston Partners Asset Management, L.P. (5) BPAM (GP), LLC BPAM Holding Company Mr. Desmond John Heathwood 28 State Street, 20th Floor Boston, Massachusetts 02109	380,838	0	6.7%	*	*

Officers & Directors

Ralph C. Guild (1)(6)(7)	25,720	3,258,795	*	45.2%	40.5%
George E. Pine (1)(8)	23,599	230,141	*	5.0%	4.3%
Marc G. Guild (1)(6)(9)	39	556,333	*	11.2%	9.6%
William J. McEntee, Jr. (1)(10)	6,461	470,137	*	9.4%	8.1%
Howard M. Brenner (11)	500	5,000	*	*	*
Leslie D. Goldberg (12)		57,240	*	1.3%	1.1%
John E. Palmer (13)			*	*	*
Arnie Semsky (13)			*	*	*
Arnold Sheiffer	15,850		*	*	*

All Directors and Executive Officers as a Group (9 Persons) (1)(6)(7)(8)(9)(10)(11)(12)(13)	72,169	4,577,646	1.3%	55.6%	50.5%

*	Less than 1%

(1)	The shares shown in this table as being owned beneficially by Messrs. Ralph Guild, Marc Guild, Pine and McEntee and by all directors and executive officers as a group include shares owned by the Stock Growth Plan and allocated to plan accounts maintained for such persons. As of April 21, 2003, the combined number of shares allocated by such plans to such persons was as follows: Ralph Guild, 295,335 shares; Marc Guild, 71,054 shares; George Pine, 110,358 shares; William J. McEntee, Jr., 12,678 shares, and all directors and executive officers as a group, 489,425 shares. Stock Growth Plan participants have the right to direct the votes of the shares allocated to them with respect to certain significant matters submitted to a vote of stockholders, although the trustees of the Stock Growth Plan have the authority to vote all shares held by such plans in their discretion with regard to all other matters, including the election of directors. Ralph Guild, Leslie Goldberg and Marc Guild are the trustees of the Stock Growth Plan. Each of the trustees disclaims beneficial ownership of the shares held by the Stock Growth Plan other than the shares allocated to such trustee’s account, if any.

(2)	Reflects shares beneficially owned as of April 2, 2003, according to an amended statement on Schedule 13D, filed on behalf of the listed entities. Includes 1,562,500 shares of Class A common stock issuable on conversion of 50,000 shares of Series A convertible preferred stock and on exercise of currently exercisable warrants to acquire 312,500 shares of Class A common stock.

(3)	Reflects shares beneficially owned as of July 8, 2002, according to a statement on Schedule 13D, filed on behalf of EOS Partners, L.P., EOS Partners SBIC II, L.P., and EOS Partners (Offshore) L.P. Includes 1,562,500 shares of Class A common stock issuable on conversion of 50,000 shares of Series A convertible preferred stock and on exercise of currently exercisable warrants to acquire 312,500 shares of Class A common stock.

(4)	Reflects shares beneficially owned as of May 24, 2002, according to an amended statement on Schedule 13G, filed on behalf of Mr. Peter S. Lynch.

(5)	Reflects shares beneficially owned as of February 13, 2003, according to an amended statement on Schedule 13G, filed on behalf of Boston Partners Asset Management, L.P., BPAM (GP), LLC, and BPAM Holding Company.

(6)	Ralph Guild and Marc Guild are father and son, and each disclaims beneficial ownership of the other’s holdings.

(7)	Includes currently exercisable options granted to Ralph Guild in (a) December 1988 to purchase 208,960 shares of common stock at an exercise price of $1.56 per share, (b) January 1991 to purchase 208,960 shares at an exercise price of $2.77 per share, (c) December 1995 to purchase 208,960 shares at an exercise price of $3.91 per share, (d) June 1997 to purchase 626,880 shares at an exercise price of $3.80 per share, (e) July 1998 to purchase 1,253,759 shares at an exercise price of $4.02 per share, (f) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share and (g) April 2000 to purchase 125,000 shares at an exercise price of $2.81 per share. The options referred to in clauses (a), (b) and (c) expire in December 2005 and the options referred to in clauses (d), (e), (f) and (g) expire in June 2007, July 2008, December 2008 and April 2010, respectively. Mr. Guild transferred the options granted to him in April 2000 to a limited partnership for the benefit of his children, of which he is the sole general partner.

(8)	Includes currently exercisable options granted to Mr. Pine in (a) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share and (b) April 2000 to purchase 15,000 shares at an exercise price of $2.81 per share. Excludes options granted in March 2003 to acquire 40,000 shares at an exercise price of $1.73 per share and 40,000 shares at an exercise price of $2.81 per share, which options are not currently exercisable. These options expire in December 2008, April 2010, March 2013 and March 2013, respectively.

(9)	Includes currently exercisable options granted to Marc Guild in (a) January 1991 to purchase 79,480 shares of common stock at an exercise price of $2.77 per share, (b) June 1997 to purchase 104,480 shares at an exercise price of $3.80 per share, (c) July 1998 to purchase 208,960 shares at an exercise price of $4.02 per share and (d) April 2000 to purchase 40,000 shares at an exercise price of $2.81 per share. These options expire in December 2005, June 2007, July 2008 and April 2010, respectively.

(10)	Includes currently exercisable options granted to Mr. McEntee in (a) June 1997 to purchase 104,480 shares of common stock at an exercise price of $3.80 per share, (b) July 1998 to purchase 313,440 shares at an exercise price of $4.02 per share and (c) April 2000 to purchase 40,000 shares at an exercise price of $2.81 per share. Such options will expire in June 2007, July 2008 and April 2010, respectively.

(11)	Includes currently exercisable options granted to Mr. Brenner in April 2000 to purchase 5,000 shares of common stock at an exercise price of $2.81 per share. The options will expire in April 2010.

(12)	Includes currently exercisable options granted to Mr. Goldberg in (a) December 1998 to purchase 52,240 shares of common stock at an exercise price of $4.20 per share and (b) April 2000 to purchase 4,000 shares at an exercise price of $2.81 per share. The options will expire in December 2008 and April 2010, respectively.

(13)	Excludes options granted in July 2002 to each of Messrs. Palmer and Semsky to acquire 5,000 shares at an exercise price of $3.32 per share, which options are not currently exercisable. The options will expire in July 2012.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained Media Financial Services, Inc. (“Media”), which is wholly-owned by our Senior Vice President and Chief Financial Officer William J. McEntee, Jr., to provide financial and accounting services for us and our subsidiaries. These services include the preparation of financial statements, the preparation and filing of all required federal, state and local tax returns and all billing, accounts receivable, accounts payable and collections functions. The term of the agreement runs through May 31, 2008 and will be automatically extended for an additional year each June 1 unless either we or Media notifies the other on or before April 30 of the same year of our or its election not to extend the agreement. We paid Media a fee of approximately $3.1 million in 2002 for its services. The annual fees for Media’s services over the following five years of the agreement increase five percent annually from approximately $3.4 million to approximately $4.4 million. Under the services agreement, Mr. McEntee is in charge of all services rendered by Media to Interep and also serves as our Senior Vice President and Chief Financial Officer for an annual salary of $200,000, plus an incentive bonus of 25% of this then current salary if annual performance goals are achieved. The agreement with Media provides that if there is a change in control of Interep, both we and Media will have the right to terminate the agreement. Upon such termination, we will pay Media a lump sum equal to 50% of the aggregate amount that would otherwise be payable to Media and Mr. McEntee pursuant to the agreement through the then established end of the agreement’s term, plus any amounts payable by Media to its landlord for its principal offices in order to obtain the early termination of its lease. This agreement also provides that, should Mr. McEntee die or become permanently disable, Media would continue to provide its financial and accounting services under the

Agreement, but Interep would have the right to appoint a new Chief Financial Officer from within or outside Media, in its sole discretion.

In January 2002, Ralph Guild personally guaranteed a portion of our obligations in connection with the litigation settlement with Katz Media Group. Mr. Guild is to receive a fee of 7.5% of the guaranty amount, payable annually. In 2002, Mr. Guild received a payment of $100,000. The guaranty will be in place until our obligations have been fully paid, which is expected to occur not later than December 2005.

From December 1979 to July 2001, we leased a building from a trust of which Ralph Guild was the income beneficiary, Marc Guild was the trustee and Marc Guild, Adam Guild and their siblings were residual beneficiaries. In July 2001, the trust was terminated, and the property was transferred to a limited liability company of which Marc Guild, Adam Guild and their siblings are members. We use the building from time to time for training sessions and management meetings. The lease expires on December 31, 2009 and provides for base annual rentals increasing from $78,000 per year to $102,000 per year over the term of the lease, subject to adjustment for actual usage. We also lease an apartment in New York City from a partnership of which Marc Guild, Adam Guild, their siblings and their children are limited partners. The apartment is for the use of visiting Interep employees, including Ralph Guild, when they are working in the New York office. The lease expires on January 31, 2009, and provides for annual rent of $120,000, subject to increase for up to 50% of any increases in applicable real estate taxes and common charges. We believe the terms of these lease arrangements are at least comparable to, if not more favorable to us than, the terms which would have been obtained in transactions with unrelated parties. We intend to continue these or other arrangements in the future as long as we believe each transaction is more beneficial to us than using an unrelated provider. Adam Guild and Phillip Brown, who are Ralph Guild’s son and son-in-law, respectively, are also employees.

We paid Leslie Goldberg $300,000 in consulting fees in 2002 for various consulting services rendered by him, including assistance with regard to new station rep contracts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 30, 2003

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ RALPH C. GUILD
Ralph C. Guild
Chief Executive Officer
and Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RALPH C. GUILD Ralph C. Guild	Chief Executive Officer, Chairman of the Board and Director	April 30, 2003

* Marc G. Guild	President, Marketing Division; Director	April 30, 2003

/s/ GEORGE E. PINE George E. Pine	President and Chief Operating Officer; Director	April 30, 2003

* William J. McEntee, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2003

* Howard M. Brenner	Director	April 30, 2003

* Leslie D. Goldberg	Director	April 30, 2003

* John E. Palmer	Director	April 30, 2003

* Arnie Semsky	Director	April 30, 2003

/s/ ARNOLD SHEIFFER Arnold Sheiffer	Director	April 30, 2003

*By:	/s/ RALPH C. GUILD
Ralph C. Guild Attorney In Fact