Form 10-Q
period 2003-03-31
INTEREP NATIONAL RADIO SALES INC
filed 2003-05-13
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock outstanding as of the close of business on May 8, 2003, was 5,719,621 shares of Class A Common Stock, and 4,528,538 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS Current assets:
Cash and cash equivalents	$16,384	$18,114
Receivables, less allowance for doubtful accounts of $1,287 and $1,317, respectively	23,035	29,906
Representation contract buyouts receivable	5	801
Current portion of deferred representation contract costs	17,860	18,784
Prepaid expenses and other current assets	1,211	929

Total current assets	58,495	68,534

Fixed assets, net	3,945	4,443
Deferred representation contract costs	64,955	67,110
Investments and other assets	9,831	9,879

Total assets	$137,226	$149,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$12,304	$12,388
Accrued interest	2,678	5,072
Representation contract buyouts payable	8,415	9,543
Accrued employee-related liabilities	2,905	2,648

Total current liabilities	26,302	29,651

Long-term debt	108,503	108,477

Representation contract buyouts payable	9,597	10,118

Other noncurrent liabilities	3,326	3,275

Shareholders’ deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 110,000 shares issued and outstanding at March 31, 2003 and December 31, 2002)(aggregate liquidation preference—$11,000)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 5,719,621 and 5,644,699 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	57	56
Class B common stock, $0.01 par value—10,000,000 shares authorized, 4,528,538 and 4,603,460 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	45	46
Additional paid-in-capital	51,066	51,176
Accumulated deficit	(61,671)	(52,834)

Total shareholders’ deficit	(10,502)	(1,555)

Total liabilities and shareholders’ deficit	$137,226	$149,966

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2003	2002
Commission revenues	$18,342	$17,528
Contract termination revenue	5	2,387

Total revenues	18,347	19,915

Operating expenses:
Selling expenses	15,365	12,864
General and administrative expenses	3,429	3,196
Depreciation and amortization expense	5,588	5,920

Total operating expenses	24,382	21,980

Operating loss	(6,035)	(2,065)
Interest expense, net	2,756	2,512

Loss before provision (benefit) for income taxes	(8,791)	(4,577)
Provision (benefit) for income taxes	46	(786)

Net loss	(8,837)	(3,791)
Preferred stock dividend	110	—

Net loss applicable to common shareholders	$(8,947)	$(3,791)

Basic and diluted loss per share applicable to common shareholders	$(0.87)	$(0.41)

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(8,837)	$(3,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,588	5,920
Noncash compensation expense	—	(920)
Noncash interest expense	26	—
Changes in assets and liabilities:
Receivables	6,871	3,124
Representation contract buyouts receivable	796	12,504
Prepaid expenses and other current assets	(282)	(197)
Other noncurrent assets	(327)	(1,158)
Accounts payable and accrued expenses	(194)	2,218
Accrued interest	(2,394)	(2,475)
Accrued employee-related liabilities	257	(656)
Other noncurrent liabilities	51	(418)

Net cash provided by operating activities	1,555	14,151

Cash flows from investing activities:
Additions to fixed assets	(126)	(101)

Net cash used in investing activities	(126)	(101)

Cash flows from financing activities:
Station representation contract payments	(3,159)	(20,169)
Issuance of Class B common stock	—	559

Net cash used in financing activities	(3,159)	(19,610)

Net decrease in cash and cash equivalents	(1,730)	(5,560)
Cash and cash equivalents, beginning of period	18,114	11,502

Cash and cash equivalents, end of period	$16,384	$5,942

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,072	$4,950
Income taxes	46	74
Non-cash investing and financing activities:
Station representation contracts acquired	$1,510	$176
Preferred stock dividend	110	—

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

The consolidated financial statements as of March 31, 2003 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the year ended December 31, 2002, which are available upon request of the Company. Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

Comprehensive Loss

For the three months ended March 31, 2003 and 2002, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

Revenue Recognition

The Company is a national representation (“rep”) firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months ended March 31, 2003 and 2002 both had 13 weeks.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 10,248,159 and 9,225,373 for the three months ended March 31, 2003 and 2002, respectively. Diluted earnings per share applicable to common shareholders reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised, utilizing the treasury stock method, and also assumes conversion of outstanding convertible preferred stock into shares of common stock at the stated rate of conversion (Note 3). For the three months ended March 31, 2003 and 2002, the exercise of outstanding options would have an anti-dilutive effect and therefore have been excluded from the calculation.

Restructuring and Severance Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company’s competitive position. In 2001, the Company recognized restructuring charges of $3,471, which were primarily comprised of termination benefits. The restructuring program resulted in the termination of approximately 53 employees. At December 31, 2002, the remaining accrual was approximately $742. In the first quarter of 2003, the Company offered an early retirement program, which was taken by 5 people, including one executive, to reduce compensation costs on a going forward basis. This resulted in approximately $1,300 of termination benefits to be paid over an extended period of time, approximately $1,081 of which was recorded during the first quarter at net present value. In June 2002, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the Company to record this new liability at fair value as of the time the liability was incurred. During the three months ended March 31, 2003, the Company paid approximately $293 of termination benefits under both programs. As of March 31, 2003, the remaining accrual was $1,530, of which $1,131 is included in accrued employee related liabilities and $399 is included in other noncurrent liabilities.

New Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002 and was adopted by the Company for all periods presented herein.

The Company did not change to the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS No. 148 will only impact disclosures, not the financial results, of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 also amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No.133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 will be applied prospectively. The provisions of SFAS No.149 that relate to SFAS No.133 implementation issues that have been effective for

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 will have no impact on the Company’s financial position and results of operations.

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

2.    Stock-Based Employee Compensation

In prior years, the Company repriced options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has recorded compensation income of $920 for the three months ended March 31, 2002. No adjustment was recorded for the three months ended March 31, 2003.

On March 19, 2003, the Company granted 40,000 options to an executive of the Company at an exercise price of $1.73, which was the fair market value at the date of grant.

The Company has one stock-based compensation plan. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 in respect of stock options granted during those periods. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, the Company’s net loss applicable to common shareholders, basic and diluted loss per share would have been reduced from the “as reported amounts” below to the “pro forma amounts” below for the three months ended March 31 (in thousands, except per share amounts):

	For the three months ended March
	2003	2002
Net loss applicable to common shareholders, as reported	$(8,947)	$(3,791)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(210)	(101)

Pro forma net loss	$(9,157)	$(3,892)

Loss per share:
Basic and diluted—as reported	$(0.87)	$(0.41)

Basic and diluted—pro forma	$(0.89)	$(0.42)

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income (loss) for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

3.    Shareholders’ Deficit

In May 2002, the Company amended its certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over the Company’s Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of the Company’s Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at the Company’s discretion. The Company expects to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on an “as converted” basis, together with the holders of Class A and Class B common stock. During the second quarter of 2002, the Company completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. The Company allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. In accordance with Emerging Issue Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded approximately $2,100 of beneficial conversion in additional paid in capital. The Company incurred approximately $770 in legal and other costs directly related to the private placements.

During 2002, the Company issued 747,759 shares of Class B common stock to the Interep Stock Growth Plan (“SGP”) for net cash proceeds of $2,300. The shares were issued at the current fair market value on the date of issuance. No Class B common stock was issued in the first quarter of 2003 related to the SGP. The trustees of the SGP decided to purchase Class A common stock in the open market for the SGP until such time that the price of the Class A common stock reaches $3.00 per share.

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

Important Note Regarding Forward Looking Statements

Some of the statements made in this Quarterly Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should review the factors noted in Management’s Discussion and Analysis of Financial Condition and Results of Operation—Certain Factors That May Affect Our Results of Operations below for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

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

A number of factors influence the performance of the national spot radio advertising market, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the amount spent on advertising generally, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio. In this regard, we, like other media businesses, were adversely affected by a slowing economy generally, and the events of September 11, 2001, in particular, which we believe contributed to a decrease in the amount spent on advertising in 2002. The war in Iraq has also contributed to a decline in advertising in 2003.

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

Similar to radio representation, we have advertising with Internet companies. Revenues and expenses from this portion of our business are affected generally by the level of advertising on the Internet, and the portion of that advertising that we can direct to our clients’ websites, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Commission revenues.    Commission revenues for the first quarter of 2003 increased to $18.3 million from $17.5 million for the first quarter of 2002, or approximately 4.6%. This $0.8 million increase was the result of a partial recovery in radio advertising generally from the levels in 2001 and early 2002 that were depressed by, among other factors, the events of September 11, 2001, moderated however, in March by a slowdown in advertising due to the war in Iraq.

Contract termination revenue.    Contract termination revenue in the first quarter of 2003 decreased by $2.4 million, or 99.8%, to less than $0.1 million from $2.4 million in the first quarter of 2002. This decrease was attributable to the higher level of contract termination revenue due to in large part to the settlement of certain litigations in the first quarter 2002 we had with Katz Media, Inc.

Selling expenses.    Selling expenses for the first quarter of 2003 increased to $15.4 million from $12.9 million in the first quarter of 2002. This increase of $2.5 million, or approximately 19.4%, was due in large part to $1.1 million of termination benefits recorded in the first quarter of 2003 in connection with an early retirement program we initiated to reduce ongoing operating expenses. In addition, we recorded non-cash compensation credits on stock option incentives of $0.9 million as a result of the stock option repricing in the first quarter 2002, but made no such adjustment in the first quarter of 2003.

General and administrative expenses.    General and administrative expenses of $3.4 million for the first quarter of 2003 increased $0.2 million, or 7.3%, from $3.2 million for the first quarter of 2002 primarily due to increases in legal fees and promotional events.

EBITDA.    EBITDA decreased by $4.3 million for the first quarter of 2003 to ($0.4) million, from $3.9 million for the first quarter of 2002, for the reasons discussed above. We define EBITDA as operating income or loss before interest, taxes, depreciation and amortization. EBITDA is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business.

Reconciliation of EBITDA to GAAP Loss Data

	March 31, 2003	March 31, 2002
	(dollars in thousands)
Operating loss	$(6,035)	$(2,065)
Add back:
Depreciation and amortization	5,588	5,920

EBITDA	$(447)	$3,855

Depreciation and amortization expense.    Depreciation and amortization expense decreased $0.3 million, or 5.6%, during the first quarter of 2003, to $5.6 million from $5.9 million in the first quarter of 2002. This decrease was primarily the result of lower contract acquisition cost amortization offset by the higher amortization of software system costs in 2003.

Operating loss.    Operating loss increased by $4.0 million, or 192.3%, for the first quarter of 2003 to $6.0 million, as compared to $2.0 million for the first quarter of 2002, for the reasons discussed above.

Interest expense, net.    Interest expense, net, increased $0.3 million, or 9.7%, to $2.8 million for the first quarter of 2003, from $2.5 million for the first quarter of 2002. This increase primarily resulted from a decrease in interest income received on cash balances as well as interest expense on the $10 million term loan facility we obtained in November 2002.

Provision (benefit) for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes for the first quarter of 2003 was less than $0.1 million, compared to a benefit of $0.8 million for the comparable 2002 period.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders increased $5.1 million, or 136.0%, to $8.9 million for the first quarter of 2003, from $3.8 million for the first quarter of 2002 for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At March 31, 2003, we had cash and cash equivalents of $16.4 million and working capital of $32.2 million.

Cash provided by operating activities during the first quarter of 2003 was $1.6 million, as compared to $14.2 million during the first quarter of 2002. This fluctuation was primarily attributable to the Katz litigation settlement of $12.5 million in 2002 and working capital components.

Net cash used in investing activities is attributable to capital expenditures. Net cash used in investing activities during the first quarter of 2003 and 2002 was $0.1 million.

Cash used for financing activities of $3.2 million during the first quarter of 2003 was used for representation contract acquisition payments. Cash used for financing activities of $19.6 million for the comparable period of 2002 consisted of $20.2 million of representation contract acquisition payments offset by the sale of additional stock to our Stock Growth Plan.

In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in “Overview”, we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

We do not have any written options on financial assets, nor do we have any special purpose entities. We have not guaranteed any obligations of our unconsolidated investments

The Senior Subordinated Notes were issued under an indenture that limits our ability to engage in various activities. Among other things, we are generally not able to pay any dividends to our shareholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances, and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes.

The Senior Subordinated Notes may not be redeemed by us prior to July 1, 2003. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Senior Subordinated Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

On November 7, 2002, we entered into an agreement with an institutional lender to provide us with a $10 million term loan facility. The loan has a five-year term, maturing in November 2007, is secured by an interest in substantially all of our assets and requires that interest at a rate of 8.125% be paid quarterly. In connection with the loan, we issued a warrant to an affiliate of the lender to purchase 225,000 shares of our Class A common stock for nominal consideration. These warrants were valued at $0.5 million using a Black-Scholes model and have been recorded as a discount to the term loan facility, which is being amortized as interest expense based on an effective interest rate method over the life of the loan. In addition, 50,000 shares of our Class A common stock were issued to an advisor in connection with the term loan. These shares were recorded at fair value at the time of issuance, which was $0.1 million, and have been recorded as deferred loan cost, which is being amortized on a straight line basis over the term of the loan. In addition to covenants similar to those in the indenture governing our Senior Subordinated Notes, the agreement requires, among other things, that we maintain certain 12-month trailing EBITDA levels, we have certain minimum accounts receivable as of the end of each quarter, and we have not less than $200 million of representation contract backlog as of the end of each quarter. Certain of the Company’s subsidiaries are guarantors of the term loan and all guarantor subsidiaries are wholly owned by the Company. The guarantees are full, unconditional and joint and several among the guarantor subsidiaries. We incurred approximately $1.2 million in legal and other costs directly related to the private placements.

During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11 million, less related costs. Each unit consists of one share of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 6.25 warrants to acquire the same number of shares of our Class A common stock. The warrants are exercisable at any time from the date of grant and expire at various times in 2007. We also issued warrants to acquire 5,000 shares of our Class A common stock to a placement agent in connection with the sale of 10,000 units. We incurred approximately $0.8 million in legal and other costs directly related to the private placements.

We believe that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, as well as the 8.125% annual interest payments under our term loan facility, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. In this regard, we believe that the cost-saving restructuring we implemented in 2001 contributed to an improvement in cash flow. Moreover, the improvement in radio advertising pacings experienced in the first quarter of 2003, with the exception of the effects of the war in Iraq, may be indicative of an improving revenue trend that should also have a positive effect on liquidity and cash flow. At the same time, we are currently seeking additional financing to enhance our working capital position.

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

Certain Factors That May Affect Our Results of Operations

The following factors are some, but not all, of the variables that may have an impact on our results of operations:

•	Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

•	Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

•	The terrorist attacks that occurred on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused uncertainty. The events leading up to the military action against Iraq, the commencement of hostilities and other geopolitical situations also contributed to this uncertainty. While the consequences of these events remain unclear, we believe that they have likely had a material adverse effect on general economic conditions, consumer confidence, advertising and the media industry and may continue to do so in the future.

•	The termination of a representation contract will increase our results of operations for the fiscal quarter in which the termination occurs due to the termination payments that are usually required to be paid, but will negatively affect our results in later quarters due to the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

•	We depend heavily on our key personnel, including our Chief Executive Officer Ralph C. Guild, our new President and Chief Operating Officer George E. Pine and the President of our Marketing Division Marc Guild, and our inability to retain them could adversely affect our business.

•	We rely on a limited number of clients for a significant portion of our revenues.

•	Our significant indebtedness may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

•	We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

•	Competition could harm our business. Our only significant competitor is Katz Media Group, Inc., which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers’ total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

•	Acquisitions and strategic investments could adversely affect our business.

•	Our Internet business may suffer if the market for Internet advertising fails to develop or continues to weaken.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Unaudited Interim Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Contractual Obligations and Other Commercial Commitments

		Payments Due by Period
	Total	Remainder 2003	2004-2005	2006-2007	2008- Thereafter
	(Dollars in Millions)
Long term debt	$109.0	$—	$—	$10.0	$99.0
Operating leases	18.3	3.8	8.1	4.0	2.4
Representation contract buyouts	18.0	7.3	8.2	1.8	0.7

Total	$145.3	$11.1	$16.3	$15.8	$102.1

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-k.

(A)  Documents Filed as Part of this Report

Exhibit No.	Description
99.1	Statement required pursuant to 18 U.S.C. § 1350 (filed herewith)

(B)  Reports on Form 8-K

We have filed the following current reports on Form 8-K during our first fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
March 27, 2003	Item 12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ WILLIAM J. MCENTEE, JR.
William J. McEntee, Jr. Senior Vice President and Chief Financial Officer

May 13, 2003

CERTIFICATION

I, Ralph C. Guild certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Interep National Radio Sales, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RALPH C. GUILD
Ralph C. Guild Chairman of the Board and Chief Executive Officer

Date:  May 13, 2003

CERTIFICATION

I, William J. McEntee, Jr. certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Interep National Radio Sales, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM J. MCENTEE, JR.
William J. McEntee, Jr Senior Vice President and Chief Financial Officer

Date:  May 13, 2003

EXHIBIT INDEX

Exhibit No.	Description

99.1	Statement required pursuant to 18 U.S.C. § 1350 (filed herewith)