Form 10-Q
period 2003-06-30
INTEREP NATIONAL RADIO SALES INC
filed 2003-08-08
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on August 5, 2003, was 5,937,199 shares of Class A Common Stock, and 4,310,960 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,603	$18,114
Receivables, less allowance for doubtful accounts of $1,293 and $1,317, respectively	23,123	29,906
Representation contract buyouts receivable	494	801
Current portion of deferred representation contract costs	18,044	18,784
Prepaid expenses and other current assets	1,391	929

Total current assets	60,655	68,534

Fixed assets, net	3,745	4,443
Deferred representation contract costs	61,675	67,110
Investments and other assets	10,009	9,879

Total assets	$136,084	$149,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$15,649	$12,388
Accrued interest	5,153	5,072
Representation contract buyouts payable	8,221	9,543
Accrued employee-related liabilities	2,242	2,648

Total current liabilities	31,265	29,651

Long-term debt	108,529	108,477

Representation contract buyouts payable	7,601	10,118

Other noncurrent liabilities	3,321	3,275

Shareholders’ deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 114,037 and 110,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively (aggregate liquidation preference—$11,404)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 5,922,206 and 5,644,699 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	59	56
Class B common stock, $0.01 par value—10,000,000 shares authorized, 4,325,953 and 4,603,460 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	43	46
Additional paid-in-capital	51,339	51,176
Accumulated deficit	(66,074)	(52,834)

Total shareholders’ deficit	(14,632)	(1,555)

Total liabilities and shareholders’ deficit	$136,084	$149,966

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Commission revenues	$22,832	$23,704	$41,174	$41,232
Contract termination revenue	570	3,979	575	6,366

Total revenues	23,402	27,683	41,749	47,598

Operating expenses:
Selling expenses	15,901	15,503	31,266	28,367
General and administrative expenses	3,391	3,098	6,820	6,294
Depreciation and amortization expense	5,590	5,980	11,178	11,900

Total operating expenses	24,882	24,581	49,264	46,561

Operating (loss) income	(1,480)	3,102	(7,515)	1,037
Interest expense, net	2,792	2,507	5,548	5,019

Income (loss) before provision (benefit) for income taxes	(4,272)	595	(13,063)	(3,982)
Provision (benefit) for income taxes	131	284	177	(502)

Net (loss) income	(4,403)	311	(13,240)	(3,480)
Preferred stock dividend	130	—	240	—

Net (loss) income applicable to common shareholders	$(4,533)	$311	$(13,480)	$(3,480)

Basic (loss) earnings per share applicable to common shareholders	$(0.44)	$0.03	$(1.32)	$(0.37)
Diluted (loss) earnings per share applicable to common shareholders	$(0.44)	$0.02	$(1.32)	$(0.37)

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(13,240)	$(3,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,178	11,900
Noncash compensation expense	—	(529)
Noncash interest expense	52	—
Changes in assets and liabilities:
Receivables	6,783	2,165
Representation contract buyouts receivable	185	(2,000)
Prepaid expenses and other current assets	(462)	(234)
Other noncurrent assets	(759)	(584)
Accounts payable and accrued expenses	3,424	443
Accrued interest	81	—
Accrued employee-related liabilities	(406)	(1,194)
Other noncurrent liabilities	46	(685)

Net cash provided by operating activities	6,882	5,802

Cash flows from investing activities:
Additions to fixed assets	(546)	(345)

Net cash used in investing activities	(546)	(345)

Cash flows from financing activities:
Station representation contract payments	(6,847)	(16,406)
Issuance of Class B common stock	—	1,147
Issuance of Series A convertible preferred stock, net of issuance costs	—	10,306

Net cash used in financing activities	(6,847)	(4,953)

Net (increase) decrease in cash and cash equivalents	(511)	504
Cash and cash equivalents, beginning of period	18,114	11,502

Cash and cash equivalents, end of period	$17,603	$12,006

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,275	$4,950
Income taxes	177	141
Non-cash investing and financing activities:
Station representation contracts acquired	$3,008	$850
Preferred stock dividend	240	—

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

The consolidated financial statements as of June 30, 2003 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the year ended December 31, 2002, which are available upon request of the Company. Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

Comprehensive (Loss) Income

For the three and six months ended June 30, 2003 and 2002, the Company’s comprehensive (loss) income was equal to the respective net (loss) income for each of the periods presented.

Revenue Recognition

The Company is a national representation (“rep”) firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three and six months ended June 30, 2003 and 2002 both had 13 and 26 weeks, respectively.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets.

Loss Per Share

Basic earnings (loss) per share applicable to common shareholders for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, amounting to 10,248,159 and 9,390,497 for the three months ended June 30, 2003 and 2002, respectively, and 10,248,159 and 9,307,935 for the six months ended June 30, 2003 and 2002, respectively. Diluted earnings per share applicable to common shareholders reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised, utilizing the treasury stock method, and also assumes conversion of outstanding convertible preferred stock into shares of common stock at the stated rate of conversion (Note 3). For the purposes of determining diluted earnings per share applicable to common shareholders for the three months ended June 30, 2002, 3,115,422 shares have been assumed to be converted. For the three months ended June 30, 2003, and for the six months ended June 30, 2003 and 2002, the exercise of outstanding options would have an anti-dilutive effect and therefore have been excluded from the calculation.

Restructuring and Severance Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company’s competitive position. In 2001, the Company recognized restructuring charges of $3,471, which were primarily comprised of termination benefits. The restructuring program resulted in the termination of approximately 53 employees. At December 31, 2002, the remaining accrual was approximately $742. During 2003, the Company offered an early retirement program, which was accepted by six people, including two executives, to reduce compensation costs on a going forward basis. This resulted in approximately $1,500 of termination benefits to be paid over an extended period of time, approximately $1,425 of which was recorded during 2003 at net present value. In June 2002, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the Company to record this new liability at fair value as of the time the liability was incurred. During the six months ended June 30, 2003, the Company paid approximately $690 of termination benefits under both programs. As of June 30, 2003, the remaining accrual was $1,515, of which $955 is included in accrued employee related liabilities and $560 is included in other noncurrent liabilities.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 also amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No.133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 will be applied prospectively. The provisions of SFAS No.149 that relate to SFAS No.133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 will have no impact on the Company’s financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is still considering the impact of SFAS No. 150 on the Company’s financial position and results of operations.

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

2.    Stock-Based Employee Compensation

In prior years, the Company repriced options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has recorded compensation expense of $391 for the three months ended June 30, 2002 and

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation income of $529 for the six months ended June 30, 2002. No adjustment was required for the three and six months ended June 30, 2003.

On March 19, 2003, the Company granted 40,000 options to an executive of the Company at an exercise price of $1.73, which was the fair market value at the date of grant.

The Company has one stock-based compensation plan. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002 in respect of stock options granted during those periods. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, the Company’s net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	For the six months ended June 30,
	2003	2002
Net loss applicable to common shareholders, as reported	$(13,480)	$(3,480)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(420)	(405)

Pro forma net loss	$(13,900)	$(3,885)

Loss per share:
Basic and diluted—as reported	$(1.32)	$(0.37)

Basic and diluted—pro forma	$(1.36)	$(0.42)

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

3.    Shareholders’ Deficit

In May 2002, the Company amended its certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over the Company’s Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of the Company’s Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at the Company’s discretion. The Company expects to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on an “as converted” basis, together with the holders of Class A and Class B common stock. During the second quarter of 2002, the Company completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. The Company allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. In accordance with Emerging Issue Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded approximately $2,100 of beneficial conversion in additional paid in capital. The Company incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,037 shares was paid as of May 1, 2003.

During 2002, the Company issued 747,759 shares of Class B common stock to the Interep Stock Growth Plan (“SGP”) for net cash proceeds of $2,300. The shares were issued at the current fair market value on the date of issuance. No Class B common stock was issued in the first six months of 2003 related to the SGP. The trustees of the SGP decided to purchase Class A common stock in the open market for the SGP until such time that the price of the Class A common stock reaches $3.00 per share.

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

A number of factors influence the performance of the national spot radio advertising market, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the amount spent on advertising generally, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio. In this regard, we, like other media businesses, were adversely affected by a slowing economy generally, and the events of September 11, 2001, in particular, which we believe contributed to a decrease in the amount spent on advertising in 2002. The war in Iraq also contributed to a decline in advertising during March, April and May of 2003.

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

Similar to radio representation, we place advertising with Internet companies. Revenues and expenses from this portion of our business are affected generally by the level of advertising on the Internet, and the portion of that advertising that we can direct to our clients’ websites, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Commission revenues.    Commission revenues for the second quarter of 2003 decreased to $22.8 million from $23.7 million for the second quarter of 2002, or approximately 3.7%. This $0.9 million decrease was the result of a slowdown in advertising due to the war in Iraq.

Contract termination revenue.    Contract termination revenue in the second quarter of 2003 decreased by $3.4 million, or 85.7%, to $0.6 million from $4.0 million in the second quarter of 2002. This decrease was attributable to the higher level of contract termination revenue in the second quarter 2002 due to in large part to the settlement of certain litigations we had with Katz Media, Inc. and Entravision Communications Corporation.

Selling expenses.    Selling expenses for the second quarter of 2003 increased to $15.9 million from $15.5 million in the second quarter of 2002. This increase of $0.4 million, or approximately 2.6%, was due in large part to $0.4 million of termination benefits recorded in the second quarter of 2003 in connection with an early retirement program we initiated to reduce ongoing operating expenses.

General and administrative expenses.    General and administrative expenses of $3.4 million for the second quarter of 2003 increased $0.3 million, or 9.5%, from $3.1 million for the second quarter of 2002 primarily due to increases in legal fees and promotional events.

Operating income before depreciation and amortization.    Operating income before depreciation and amortization decreased by $5.0 million for the second quarter of 2003 to $4.1 million, from $9.1 million for the second quarter of 2002, for the reasons discussed above. Included in Operating income before depreciation and amortization for the second quarter of 2002 was $3.6 million of non-recurring contract termination revenue and non-cash option repricing as compared to $0.6 million for the second quarter of 2003. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating the performance of Interep, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business.

Reconciliation of Operating income before depreciation and amortization to GAAP Loss Data

	June 30, 2003	June 30, 2002
	(dollars in thousands)
Net (loss) income applicable to common shareholders	$(4,533)	$311
Add back:
Depreciation and amortization	5,590	5,980
Preferred stock dividend	130	—
Tax provision	131	284
Interest expense, net	2,792	2,507

Operating income before depreciation and amortization	$4,110	$9,082

Depreciation and amortization expense.    Depreciation and amortization expense decreased $0.4 million, or 6.5%, during the second quarter of 2003, to $5.6 million from $6.0 million in the second quarter of 2002. This decrease was primarily the result of lower contract acquisition cost amortization.

Operating (loss) income.    Operating loss was $1.5 million for the second quarter of 2003 as compared to operating income of $3.1 million for the second quarter of 2002, for the reasons discussed above.

Interest expense, net.    Interest expense, net, increased $0.3 million, or 11.4%, to $2.8 million for the second quarter of 2003, from $2.5 million for the second quarter of 2002. This increase primarily resulted from a decrease in interest income received on cash balances as well as interest expense on the $10 million term loan facility we obtained in November 2002.

Provision (benefit) for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes for the second quarter of 2003 decreased $0.2 million, or 53.9%, to $0.1 million from $0.3 million for the comparable 2002 period.

Net (loss) income applicable to common shareholders.    Our net loss applicable to common shareholders was $4.5 million for the second quarter of 2003 compared to net income applicable to common shareholders of $0.3 million for the second quarter of 2002, for the reasons discussed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Commission revenues.    Commission revenues for the first six months of both 2003 and 2002 were $41.2 million The partial recovery in radio advertising generally from the levels in 2001 and early 2002 that were depressed by, among other factors, the events of September 11, 2001, was in the first six months partially offset by a slowdown in advertising due to the war in Iraq.

Contract termination revenue.    Contract termination revenue in the first six months of 2003 decreased by $5.8 million, or 91.0%, to $0.6 million from $6.4 million in the first six months of 2002. This decrease was attributable to the higher level of contract termination revenue in the first six months 2002 due to in large part to the settlement of certain litigations we had with Katz Media, Inc. and Entravision Communications Corporation.

Selling expenses.    Selling expenses for the first six months of 2003 increased to $31.3 million from $28.4 million in the first six months of 2002. This increase of $2.9 million, or approximately 10.2%, was due in large part to $1.5 million of termination benefits recorded in the first six months of 2003 in connection with an early retirement program we initiated to reduce ongoing operating expenses. In addition, we recorded non-cash compensation credits on stock option incentives of $0.5 million in the first six months 2002 as a result of the stock option repricing, but made no such adjustment in the first six months of 2003.

General and administrative expenses.    General and administrative expenses of $6.8 million for the first six months of 2003 increased $0.5 million, or 8.4%, from $6.3 million for the first six months of 2002 primarily due to increases in legal fees and promotional events.

Operating income before depreciation and amortization.    Operating income before depreciation and amortization decreased by $9.2 million for the first six months of 2003 to $3.7 million, from $12.9 million for the first six months of 2002, for the reasons discussed above. Included in Operating income before depreciation and amortization for the six months ended June 30, 2002 was $6.9 million of non-recurring contract termination revenue and non-cash option repricing as compared to $0.6 million for the six months ended June 30, 2003.

Reconciliation of Operating income before depreciation and amortization to GAAP Loss Data

	June 30, 2003	June 30, 2002
	(dollars in thousands)
Net loss applicable to common shareholders	$(13,480)	$(3,480)
Deduct:
Tax benefit	—	(502)
Add back:
Depreciation and amortization	11,178	11,900
Preferred stock dividend	240	—
Tax provision	177	—
Interest expense, net	5,548	5,019

Operating income before depreciation and amortization	$3,663	$12,937

Depreciation and amortization expense.    Depreciation and amortization expense decreased $0.7 million, or 6.1%, during the first six months of 2003, to $11.2 million from $11.9 million in the first six months of 2002. This decrease was primarily the result of lower contract acquisition cost amortization.

Operating (loss) income.    Operating loss was $7.5 million for the first six months of 2003 as compared to operating income of $1.0 million for the first six months of 2002, for the reasons discussed above.

Interest expense, net.    Interest expense, net, increased $0.5 million, or 10.5%, to $5.5 million for the first six months of 2003, from $5.0 million for the first six months of 2002. This increase primarily resulted from a decrease in interest income received on cash balances as well as interest expense on the $10 million term loan facility we obtained in November 2002.

Provision (benefit) for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes for the first six months of 2003 was $0.2 million, compared to a benefit of $0.5 million for the comparable 2002 period.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders increased $10.0 million, or 287.4%, to $13.5 million for the first six months of 2003, from $3.5 million for the first six months of 2002 for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At June 30, 2003, we had cash and cash equivalents of $17.6 million and working capital of $29.4 million.

Cash provided by operating activities during the first six months of 2003 was $6.9 million, as compared to $5.8 million during the first six months of 2002. This fluctuation was primarily attributable to working capital components.

Net cash used in investing activities is attributable to capital expenditures. Net cash used in investing activities during the first six months of 2003 and 2002 were $0.5 million and $0.3 million, respectively.

Cash used for financing activities of $6.8 million during the first six months of 2003 was used for representation contract acquisition payments. Cash used for financing activities of $5.0 million for the comparable period of 2002 consisted of $16.4 million of representation contract acquisition payments offset by the sale of additional stock to our Stock Growth Plan of $1.1 million and $10.3 million for the issuance of the Series A convertible preferred stock, net of issuance costs.

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

Our Senior Subordinated Notes are redeemable by us. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Senior Subordinated Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

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

We believe that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, as well as the 8.125% annual interest payments under our term loan facility, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. In this regard, we believe that the cost-saving restructuring we implemented in 2001 contributed to an improvement in cash flow. Moreover, the improvement in radio advertising pacings experienced in the first six months of 2003, with the exception of the effects of the war in Iraq, may be indicative of an improving revenue trend that should also have a positive effect on liquidity and cash flow. At the same time, we are currently seeking additional financing to enhance our working capital position.

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

Certain Factors That May Affect Our Results of Operations

The following factors are some, but not all, of the variables that may have an impact on our results of operations:

•	Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

•	Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

•	The terrorist attacks that occurred on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused uncertainty. The events leading up to the military action against Iraq, the commencement of hostilities and other geopolitical situations also contributed to this uncertainty. While the full consequences of these events remain unclear, we believe that they have likely had a material adverse effect on general economic conditions, consumer confidence, advertising and the media industry and may continue to do so in the future.

•	The termination of a representation contract will increase our results of operations for the fiscal quarter in which the termination occurs due to the termination payments that are usually required to be paid, but will negatively affect our results in later quarters due to the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

•	We depend heavily on our key personnel, including our Chief Executive Officer Ralph C. Guild, our President and Chief Operating Officer George E. Pine and the President of our Marketing Division Marc Guild, and our inability to retain them could adversely affect our business.

•	We rely on a limited number of clients for a significant portion of our revenues.

•	Our significant indebtedness may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

•	We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

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

Contractual Obligations and Other Commercial Commitments

		Payments Due by Period
	Total	Remainder 2003	2004- 2005	2006- 2007	2008- Thereafter
	(Dollars in Millions)
Long term debt	$109.0	$—	$—	$10.0	$99.0
Operating leases	17.0	2.5	8.1	4.0	2.4
Representation contract buyouts	15.8	4.3	9.1	1.7	0.7

Total	$141.8	$6.8	$17.2	$15.7	$102.1

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates that may adversely affect our results of operations and financial condition. We seek to minimize the risks from these interest rate fluctuations through our regular operating and financing activities. Our policy is not to use financial instruments for trading or other speculative purposes. We are not currently a party to any such financial instruments.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes In Securities And Use Of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits And Reports On Form 8-K.

(A)    Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B)    Reports on Form 8-K

We have filed the following current reports on Form 8-K during our second fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
May 1, 2003	Item 12	No
June 2, 2003	Item 5	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ WILLIAM J. MCENTEE, JR.

William J. McEntee, Jr. Senior Vice President and Chief Financial Officer

August 8, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))