Form 10-Q
period 2003-09-30
INTEREP NATIONAL RADIO SALES INC
filed 2003-11-12
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on November 7, 2003, was 6,009,778 shares of Class A Common Stock, and 4,238,381 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,278	$18,114
Receivables, less allowance for doubtful accounts of $1,044 and $1,317, respectively	21,835	29,906
Representation contract buyouts receivable	503	801
Current portion of deferred representation contract costs	15,837	18,784
Prepaid expenses and other current assets	1,313	929

Total current assets	49,766	68,534

Fixed assets, net	3,839	4,443
Deferred representation contract costs	47,870	67,110
Representation contract buyouts receivable	30	—
Investments and other assets	8,836	9,879

Total assets	$110,341	$149,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$14,341	$12,388
Accrued interest	2,475	5,072
Representation contract buyouts payable	7,930	9,543
Accrued employee-related liabilities	2,317	2,648

Total current liabilities	27,063	29,651

Long-term debt	107,000	108,477

Representation contract buyouts payable	6,064	10,118

Other noncurrent liabilities	3,762	3,275

Shareholders’ deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 114,037 and 110,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (aggregate liquidation preference—$11,404)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 6,009,778 and 5,644,699 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	60	56
Class B common stock, $0.01 par value—10,000,000 shares authorized, 4,238,381 and 4,603,460 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	42	46
Additional paid-in-capital	51,225	51,176
Accumulated deficit	(84,876)	(52,834)

Total shareholders’ deficit	(33,548)	(1,555)

Total liabilities and shareholders’ deficit	$110,341	$149,966

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Commission revenues	$23,009	$22,183	$64,183	$63,415
Contract termination revenue	42	18	617	6,384

Total revenues	23,051	22,201	64,800	69,799

Operating expenses:
Selling expenses	16,275	14,100	47,541	42,467
General and administrative expenses	3,382	2,961	10,202	9,255
Depreciation and amortization expense	17,228	5,994	28,406	17,894

Total operating expenses	36,885	23,055	86,149	69,616

Operating (loss) income	(13,834)	(854)	(21,349)	183
Interest expense, net	4,404	2,535	9,952	7,554
Other expense	500	—	500	—

Loss before provision (benefit) for income taxes	(18,738)	(3,389)	(31,801)	(7,371)
Provision (benefit) for income taxes	64	(384)	241	(886)

Net loss	(18,802)	(3,005)	(32,042)	(6,485)
Preferred stock dividend	114	—	354	—

Net loss applicable to common shareholders	$(18,916)	$(3,005)	$(32,396)	$(6,485)

Basic and diluted loss per share applicable to common shareholders	$(1.85)	$(0.31)	$(3.16)	$(0.69)

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(32,042)	$(6,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,406	17,894
Noncash compensation expense	—	(1,251)
Noncash interest expense	1,688	—
Changes in assets and liabilities:
Receivables	8,071	392
Representation contract buyouts receivable	268	—
Prepaid expenses and other current assets	7	45
Other noncurrent assets	(534)	(1,244)
Accounts payable and accrued expenses	2,002	1,630
Accrued interest	(2,597)	(2,475)
Accrued employee-related liabilities	(331)	(1,069)
Other noncurrent liabilities	487	(1,028)

Net cash provided by operating activities	5,425	6,409

Cash flows from investing activities:
Additions to fixed assets	(1,966)	(411)

Net cash used in investing activities	(1,966)	(411)

Cash flows from financing activities:
Station representation contract payments	(8,904)	(19,989)
Issuance of Class B common stock	—	1,762
Issuance of Series A convertible preferred stock, net of issuance costs	—	10,120
Debt repayments	(10,000)	—
Net borrowings on new credit facility, net of financing costs	7,609	—

Net cash used in financing activities	(11,295)	(8,107)

Net decrease in cash and cash equivalents	(7,836)	(2,109)
Cash and cash equivalents, beginning of period	18,114	11,502

Cash and cash equivalents, end of period	$10,278	$9,393

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,661	$9,900
Income taxes	241	246
Prepayment penalty on term loan	500	—
Non-cash investing and financing activities:
Station representation contracts acquired	$3,237	$1,210
Preferred stock dividend	354	—

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share information)

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interep National Radio Sales, Inc., together with its subsidiaries (collectively, “Interep” or the “Company”), and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements as of September 30, 2003 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the year ended December 31, 2002, which are available upon request of the Company. Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

Comprehensive Loss

For the three and nine months ended September 30, 2003 and 2002, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

Revenue Recognition

The Company is a national representation (“rep”) firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues net of agency commission. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three and nine months ended September 30, 2003 and 2002 both had 13 and 39 weeks, respectively.

Representation Contract Termination Revenue and Contract Acquisition Costs

The Company’s station representation contracts usually renew automatically from year to year after their stated initial terms unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period, plus two months. The two-month period represents compensation for advertising spots sold but not yet run. Income earned from the loss of station representation contracts (contract termination revenue) is recognized in full on the effective date of the buyout agreement.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. The Company reviews the realizability of these deferred costs on a quarterly basis.

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 10,248,159 and 9,552,158 for the three months ended September 30, 2003 and 2002, respectively, and 10,248,159 and 9,389,937 for the nine months ended September 30, 2003 and 2002, respectively. Diluted earnings per share applicable to common shareholders reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised, utilizing the treasury stock method, and also assumes conversion of outstanding convertible preferred stock into shares of common stock at the stated rate of conversion (Note 3). For the three and nine months ended September 30, 2003 and 2002, the exercise of outstanding options would have an anti-dilutive effect and therefore have been excluded from the calculation.

Restructuring and Severance Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company’s competitive position. In 2001, the Company recognized restructuring charges of $3,471, which were primarily comprised of termination benefits. The restructuring program resulted in the termination of approximately 53 employees. At December 31, 2002, the remaining accrual was approximately $742. During 2003, the Company offered an early retirement program, which was accepted by six people, including two executives, to reduce compensation costs on a going forward basis. This resulted in approximately $1,500 of termination benefits to be paid over an extended period of time, approximately $1,425 of which was recorded during 2003 at net present value. In June 2002, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the Company to record this new liability at fair value as of the time the liability was incurred. During the nine months ended September 30, 2003, the Company paid approximately $969 of termination benefits under both programs and has accreted approximately $64 of interest expense. As of September 30, 2003, the remaining accrual was $1,262, of which $722 is included in accrued employee related liabilities and $540 is included in other noncurrent liabilities.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

2.    Stock-Based Employee Compensation

In prior years, the Company repriced options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has recorded compensation income of $722 and $1,251 for the three and nine months ended September 30, 2002, respectively. The price of the stock dropped below the repriced levels after trading at prices higher than the repriced levels. No adjustment was required for the three and nine months ended September 30, 2003.

On March 19, 2003, the Company granted 40,000 options to an executive of the Company at an exercise price of $1.73, which was the fair market value at the date of grant. These options vest over a three-year period.

The Company has one stock-based compensation plan. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002 in respect of stock options granted during those periods. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, the Company’s net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	For the nine months ended September 30,
	2003	2002
Net loss applicable to common shareholders, as reported	$(32,396)	$(6,485)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(632)	(627)

Pro forma net loss	$(33,028)	$(7,112)

Loss per share:
Basic and diluted—as reported	$(3.16)	$(0.69)

Basic and diluted—pro forma	$(3.22)	$(0.76)

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2002, the Company issued 747,759 shares of Class B common stock to the Interep Stock Growth Plan (“SGP”) for net cash proceeds of $2,300. The shares were issued at the current fair market value on the date of issuance. No Class B common stock was issued in the first nine months of 2003 related to the SGP. The trustees of the SGP decided to purchase Class A common stock in the open market.

4.    Long–Term Debt

Long-term debt at September 30, 2003 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $8,000 of the $10,000 senior secured revolving credit facility, as described below.

The Notes are general unsecured obligations of the Company, and the indenture for the Notes provides, among other things, restrictions on incurrence of additional indebtedness, payment of dividends, repurchase of equity interests (as defined), creation of liens (as defined), transactions with affiliates (as defined), sale of assets or certain mergers and consolidations. The Notes bear interest at the rate of 10.0% per annum, payable semiannually on January 1 and July 1. The Notes are subject to redemption at the option of the Company, in whole or in part. All of the Company’s subsidiaries are guarantors of the Notes. Each guarantee is full, unconditional and joint and several with the other guarantees. The Company has no other assets or operations separate from its investment in the subsidiaries. In July 2000, the Company repurchased $1,000 in principal of the Notes in an open market transaction.

The Company capitalized $4,689 of costs incurred in the offering of the Notes, which is being amortized over the ten-year life of the Notes.

On September 25, 2003, the Company entered into a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. to replace the Company’s $10,000 senior secured term loan facility with an institutional lender. The revolving credit facility enables the Company to efficiently manage its cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is secured by a first priority lien on all of the Company’s and its subsidiaries’ property and assets, tangible and intangible. The facility provides for interest to be paid monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that the Company (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Company and any of its Subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200,000 of representation contract value as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. To date, the Company has incurred approximately $400 in legal and other costs directly related to the revolving credit facility, which will be amortized into interest expense over the life of the facility. Substantially all of the Company’s subsidiaries are guarantors of the revolving credit facility. Each guarantee is full, unconditional and joint and several with the other guarantees.

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

6.    Subsequent Events

In October 2003, the Company was notified that Citadel Broadcasting Corporation (“Citadel”) terminated its national radio representation contract with the Company. Citadel represented approximately 7% of the Company’s commission revenues for 2002 and for the first nine months of 2003.

The Citadel contract provides for a contract termination obligation of in excess of $40,000, payable over a period of approximately 3.5 years. On October 23, 2003, one of the Company’s subsidiaries instituted an arbitration proceeding in Las Vegas, Nevada against Citadel in connection with the termination of the Citadel contract. The proceeding seeks monetary damages from Citadel for, among other things, the termination obligation and other damages arising from Citadel’s breach of the contract and certain other contracts to which Citadel is a party.

At September 30, 2003, the Company has written-off approximately $11,600 of unamortized deferred representation contract costs that were on the balance sheet. These costs were written-off to amortization.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

Throughout this Quarterly Report, when we refer to “Interep”, “the Company”, “we”, “us” or “our”, we refer collectively to Interep National Radio Sales, Inc. and all of our subsidiaries unless the context indicates otherwise or as otherwise noted.

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

A number of factors influence the performance of the national spot radio advertising market, including, but not limited to, general economic conditions, consumer attitudes and spending patterns, the amount spent on advertising generally, the share of total advertising spent on radio and the share of total radio advertising represented by national spot radio. In this regard, we, like other media businesses, were adversely affected by a slowing economy generally, and the events of September 11, 2001, in particular, which we believe contributed to a decrease in the amount spent on advertising in 2002. The war in Iraq and residual uncertainties has contributed to an erosion in advertising spending in 2003.

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

We recognize revenues on a contract termination as of the effective date of the termination. When a contract is terminated, we write off in full the unamortized portion, if any, of the cost we originally incurred on our acquisition of the contract. When we enter into a representation contract with a new client, we amortize the contract acquisition cost in equal monthly installments over the initial term of the new contract. As a result, our operating income is affected, negatively or positively, by the acquisition or loss of client stations. We are unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12-month “trailing period” preceding the date of termination. The amount recognized by us as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments has generally increased since 1996, their impact on our revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

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

Our business generally follows the pattern of advertising expenditures. It is seasonal to the extent that radio advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be weaker during the first calendar quarter. Radio advertising also generally increases during the second and third quarters due to holiday-related advertising, school vacations and back-to-school sales. Additionally, radio tends to experience increases in the amount of advertising revenues as a result of special events such as political election campaigns and the International Olympic games. Furthermore, the level of advertising revenues of radio stations, and therefore our level of revenues, is susceptible to prevailing general and local economic conditions and the corresponding increases or decreases in the budgets of advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Commission revenues.    Commission revenues for the third quarter of 2003 increased to $23.0 million from $22.2 million for the third quarter of 2002, or approximately 3.7%. This $0.8 million increase was primarily attributable to increased sales of national spot advertising on client stations and commissions generated by new representation contracts.

Contract termination revenue.    Contract termination revenue in the third quarters of 2003 and 2002 was minimal.

Selling expenses.    Selling expenses for the third quarter of 2003 increased to $16.3 million from $14.1 million in the third quarter of 2002. This increase of $2.2 million, or approximately 15.4%, was due in large part to $1.0 million of loss on the sublease of excess space, including an $0.8 million loss contingency and $0.2 million for fees associated with the sublease. The determination and computation of the provision for loss was performed in accordance with FASB Technical Bulletin (FTB) 79-15, Accounting for Loss on a Sublease Not Involving the Disposal of a Segment. In addition, we recorded non-cash compensation credits on stock option incentives of $0.7 million in the third quarter of 2002 as a result of the stock option repricing, but made no such adjustment in the first nine months of 2003.

General and administrative expenses.    General and administrative expenses of $3.4 million for the third quarter of 2003 increased $0.4 million, or 14.2%, from $3.0 million for the third quarter of 2002 primarily due to increased legal fees and consulting fees.

Operating income before depreciation and amortization.    Operating income before depreciation and amortization decreased by $1.7 million, or 34.0%, for the third quarter of 2003 to $3.4 million from $5.1 million for the third quarter of 2002, for the reasons discussed above. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business. Moreover, the maintenance of certain levels of operating income before depreciation and amortization is required under the covenants of our revolving credit facility.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	September 30, 2003	September 30, 2002
	(dollars in thousands)
Net loss applicable to common shareholders	$(18,916)	$(3,005)
Less:
Tax benefit	—	(384)
Add back:
Depreciation and amortization	17,228	5,994
Preferred stock dividend	114	—
Tax provision	64	—
Other expense	500	—
Interest expense, net	4,404	2,535

Operating income before depreciation and amortization	$3,394	$5,140

Depreciation and amortization expense.    Depreciation and amortization expense increased $11.2 million, or 187.4%, during the third quarter of 2003, to $17.2 million from $6.0 million in the third quarter of 2002. This increase was substantially the result of the $11.6 million write-off of deferred representation contract costs related to the termination of the Citadel representation contract, which was partially offset by lower contract acquisition cost amortization.

Operating loss.    Operating loss increased $13.0 million during the third quarter of 2003, to $13.8 million from $0.8 million for the third quarter of 2002, for the reasons discussed above.

Interest expense, net.    Interest expense, net, increased $1.9 million, or 73.7%, to $4.4 million for the third quarter of 2003, from $2.5 million for the third quarter of 2002. This increase primarily resulted from the cancellation of our term loan facility, which included the write-off of $1.2 million of unamortized deferred debt financing costs and the write-off of $0.4 million of unamortized discount related to the warrants issued in connection with the term loan facility and interest expense on the $10 million term loan facility. We obtained the term loan facility in November 2002 and replaced it on September 25, 2003 with our revolving credit facility.

Other expense.    Other expense in the third quarter of 2003 included a $0.5 million pre-payment penalty related to the early payoff of the term loan facility.

Provision (benefit) for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes for the third quarter of 2003 was $0.1 million as compared to a benefit of $0.4 million for the comparable 2002 period.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders increased $15.9 million to $18.9 million for the third quarter of 2003, from $3.0 million for the comparable quarter of 2002, for the reasons discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Commission revenues.    Commission revenues for the first nine months of 2003 increased $0.8 million, or 1.2%, from $63.4 million in 2002 to $64.2 million in 2003. While radio advertising has partially recovered from depressed the levels in 2001 and early 2002 that resulted from, among other factors, the events of September 11, 2001, this recovery was somewhat offset by a slowdown in advertising related to the war in Iraq and residual uncertainties.

Contract termination revenue.    Contract termination revenue in the first nine months of 2003 decreased by $5.8 million, or 90.3%, to $0.6 million from $6.4 million in the first nine months of 2002. This decrease was attributable to the higher level of contract termination revenue in the first nine months of 2002 due to in large part to the settlement of certain litigations we had with Katz Media, Inc. and Entravision Communications Corporation.

Selling expenses.    Selling expenses for the first nine months of 2003 increased to $47.5 million from $42.4 million in the first nine months of 2002. This increase of $5.1 million, or approximately 11.9%, was due in large part to $1.5 million of termination benefits recorded in the first nine months of 2003 in connection with an early retirement program we initiated to reduce ongoing operating expenses and $1.0 million of loss on the sublease of excess space, including an $0.8 million loss contingency and $0.2 million for fees associated with the sublease. In addition, we recorded non-cash compensation credits on stock option incentives of $1.3 million in the first nine months of 2002 as a result of the stock option repricing, but made no such adjustment in the first nine months of 2003.

General and administrative expenses.    General and administrative expenses of $10.2 million for the first nine months of 2003 increased $0.9 million, or 10.2%, from $9.3 million for the first nine months of 2002 primarily due to increased in legal fees, consulting fees and expenses related to promotional events.

Operating income before depreciation and amortization.    Operating income before depreciation and amortization decreased by $11.0 million, or 61.0%, for the first nine months of 2003 to $7.1 million from $18.1 million for the first nine months of 2002, for the reasons discussed above. Included in operating income before depreciation and amortization for the nine months ended September 30, 2002 was $7.6 million of non-recurring contract termination revenue and non-cash option repricing as compared to $0.6 million for the nine months ended September 30, 2003.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	September 30, 2003	September 30, 2002
	(dollars in thousands)
Net loss applicable to common shareholders	$(32,396)	$(6,485)
Deduct:
Tax benefit	—	(886)
Add back:
Depreciation and amortization	28,406	17,894
Preferred stock dividend	354	—
Tax provision	241	—
Other expense	500	—
Interest expense, net	9,952	7,554

Operating income before depreciation and amortization	$7,057	$18,077

Depreciation and amortization expense.    Depreciation and amortization expense increased $10.5 million, or 58.7%, during the first nine months of 2003, to $28.4 million from $17.9 million in the first nine months of 2002. This increase was substantially the result of the $11.6 million write-off of deferred representation contract costs related to the termination of the Citadel representation contract, which was partially offset by lower contract acquisition cost amortization.

Operating (loss) income.    Operating loss was $21.3 million for the first nine months of 2003 as compared to operating income of $0.2 million for the first nine months of 2002, for the reasons discussed above.

Interest expense, net.    Interest expense, net, increased $2.4 million, or 31.7%, to $10.0 million for the first nine months of 2003, from $7.6 million for the first nine months of 2002. This increase primarily resulted from the cancellation of our term loan facility, which included the write-off of $1.2 million of unamortized deferred debt financing costs and the write-off of $0.4 million of unamortized discount related to the warrants issued in connection with the term loan facility and interest expense on the $10 million term loan facility. We obtained the term loan facility in November 2002 and replaced it on September 25, 2003 with our revolving credit facility.

Other expense.    Other expense for the nine months of 2003 included a $0.5 million pre-payment penalty related to the early payoff of the term loan facility.

Provision (benefit) for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes for the first nine months of 2003 was $0.2 million, compared to a benefit of $0.9 million for the comparable 2002 period.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders increased $25.9 million to $32.4 million for the first nine months of 2003, from $6.5 million for the first nine months of 2002, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At September 30, 2003, we had cash and cash equivalents of $10.3 million and working capital of $22.7 million.

Cash provided by operating activities during the first nine months of 2003 was $5.4 million, as compared to $6.4 million during the first nine months of 2002. This fluctuation was primarily attributable to working capital components.

Net cash used in investing activities is attributable to capital expenditures. Net cash used in investing activities during the first nine months of 2003 and 2002 were $2.0 million and $0.4 million, respectively. In 2003, approximately $0.7 million of the fixed asset additions are related to our Radio Exchange project, which includes costs incurred in developing related software. These costs are classified as non-current assets on the balance sheet until such time as the software and related hardware are deployed in the field.

Cash used for financing activities of $11.3 million during the first nine months of 2003 consisted of $8.9 million of representation contract acquisition payments and a $2 million reduction in debt, consisting of the repayment of $10 million for the term loan facility offset by the borrowing of $8 million on the new senior secured revolving credit facility, net of $0.4 million of related financing costs. Cash used for financing activities of $8.1 million for the comparable period of 2002 consisted of $20.0 million of representation contract acquisition payments offset by the sale of additional stock to our Stock Growth Plan of $1.8 million and $10.1 million for the issuance of the Series A convertible preferred stock, net of issuance costs.

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

On September 25, 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. The facility provides for interest to be paid monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) our consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by us and any of our subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200 million of representation contract value as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. To date, we have incurred approximately $0.4 million in legal and other costs directly related to the revolving credit facility, which will be amortized into interest over the life of the facility. The remaining $1.2 million of unamortized financing costs related to the term loan facility that was replaced by the revolving credit facility were written off to interest expense in the third quarter of 2003. The remaining $0.4 million of unamortized discount related to the warrants issued in conjunction with the term loan facility was also written off to interest expense during the third quarter of 2003. Substantially all of our subsidiaries are guarantors of the revolving credit facility. Each guarantee is full, unconditional and joint and several with the other guarantees.

On November 7, 2002, we entered into an agreement with an institutional lender to provide us with a $10 million term loan facility. The loan had a five-year term, was secured by an interest in substantially all of our assets and required that interest at a rate of 8.125% be paid quarterly. In connection with the loan, we issued a warrant to an affiliate of the lender to purchase 225,000 shares of our Class A common stock for nominal consideration. These warrants were valued at $0.5 million using a Black-Scholes model and were recorded as a discount to the term loan facility, which was being amortized as interest expense based on an effective interest rate method over the life of the loan. In addition, 50,000 shares of our Class A common stock were issued to an advisor in connection with the term loan. These shares were recorded at fair value at the time of issuance, which was $0.1 million, and was recorded as deferred loan cost, which was being amortized on a straight-line basis over the term of the loan. This obligation was repaid with the proceeds from our revolving credit facility and the commitment was terminated.

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

We believe that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, as well as the monthly interest payments under our senior secured revolving loan facility, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity.

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

Contractual Obligations and Other Commercial Commitments

	Total	Payments Due by Period			2008- Thereafter
		Remainder 2003	2004- 2005	2006- 2007
	(Dollars in Millions)
Long term debt	$107.0	$—	$—	$8.0	$99.0
Operating leases	15.8	1.3	8.1	4.0	2.4
Representation contract buyouts	14.0	2.4	9.2	1.7	0.7

Total	$136.8	$3.7	$17.3	$13.7	$102.1

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

Item 4.    Controls and Procedures

As of the end of the quarter covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

On October 23, 2003, one of our subsidiaries instituted an arbitration proceeding in Las Vegas, Nevada against Citadel Broadcasting Corporation in connection with Citadel’s termination of its representation contract with us. We are seeking monetary damages from Citadel for, among other things, lost commissions to which we are contractually entitled and other damages arising from Citadel’s breach of the representation contract and certain other contracts to which Citadel is a party. We commenced the arbitration proceeding pursuant to the commercial arbitration rules of the American Arbitration Association.

Item 2.    Changes In Securities And Use Of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders

We held our annual meeting of shareholders on August 13, 2003, for the purpose of electing two directors to our Board of Directors for a term of three years and ratifying the appointment of Ernst & Young LLP as our independent auditors for the 2003 fiscal year. Ralph C. Guild and Arnie Semsky were elected to serve on the Board of Directors until our annual meeting of shareholders in 2006. Howard M. Brenner, Leslie D. Goldberg, Marc G. Guild, John E. Palmer, George E. Pine and Arnold Sheiffer have continued to serve their existing terms as directors.

Messrs. Guild and Semsky were elected as directors by a vote of 43,144,353 votes and 43,154,853 votes in favor of their election, respectively, and 122,700 votes and 112,200 votes against, respectively. The votes cast in favor of Messrs. Guild and Semsky represented 99.7% and 99.7% of the total number of votes cast, respectively. The proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the 2003 fiscal year was approved by a vote of 43,258,103 votes in favor of the proposal, 7,400 votes against and 1,550 abstentions. The votes cast in favor of the proposal represented 99.9% of the total number of votes cast.

Item 5.    Other Information

None.

Item 6.    Exhibits And Reports On Form 8-K.

(A)	Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B)	Reports on Form 8-K

We have filed the following current reports on Form 8-K during our third fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
July 31, 2003	Item 12	No
August 14, 2003	Item 5	No
September 25, 2003	Item 5	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ WILLIAM J. MCENTEE, JR.
William J. McEntee, Jr.
Senior Vice President and Chief Financial Officer

November 12, 2003

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))