Form 10-K
period 2003-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2004-03-29
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(212) 916-0700

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:    None.

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	Nasdaq OTC Bulletin Board

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

As of June 30, 2003, the aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s Class A Common Stock on The Nasdaq SmallCap Market, as reported in the Wall Street Journal, was $15,851,006 (this excludes shares owned beneficially by directors, executive officers and the registrant’s Stock Growth Plan).

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 15, 2004, was 6,279,317 shares of Class A Common Stock, and 3,968,842 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.    BUSINESS

General

Interep is the largest independent national spot radio representation or “rep” firm in the United States. We are the exclusive rep firm for nearly 1,800 radio stations nationwide, including radio stations owned by seven of the ten largest radio groups by revenue. Our market share in the ten largest U.S. radio markets (as defined by Arbitron) was an estimated 52% for 2003. We serve innovative radio station groups, while still meeting the needs of independent stations nationwide. We have grown to be a leader in radio advertising by improving our clients’ advertising revenues, acquiring station representation contracts, creating and acquiring other rep firms and offering advertisers creative marketing solutions to achieve their goals. Today, our solutions include not only radio, but also the Internet.

Our 17 offices across the country enable us to serve our radio station clients and advertisers in all 50 states and portions of Mexico and Canada. We provide national sales representation for clients whose diverse formats include country, rock, sports, Hispanic, classical, urban, news, talk, oldies, adult contemporary, jazz, contemporary hits, etc. We have developed strong relationships with our clients and the agencies and buying services that purchase advertising.

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

Innovative Solutions.    We have pioneered a variety of innovative solutions for the radio industry. For example, we were the first to package and market unaffiliated portfolios of client stations by grouping them together as “unwired networks” to meet advertisers’ particular needs. Unwired networks enable radio advertisers and advertising agencies to target specific groups or markets by placing advertisements on as few as two stations or as many as all of the almost 1,800 stations represented by us. Advertising agencies and media buyers derive additional benefits from our unwired networks as we often perform research, scheduling, billing, payment, pre-analysis and post-analysis functions relating to the advertising time purchase. We also use promotions and specialized agency sales targeted at boutique agencies. We developed the use of dedicated radio sales representation firms, such as ABC Radio Sales and Infinity Radio Sales, which enable a client to benefit from our comprehensive services while still projecting its corporate identity to advertisers.

We Continue to Innovate.    We formed Interep Interactive, our interactive representation and web publishing division specializing in the sales and marketing of on-line advertising, including streaming media. Interep Interactive includes Winstar Interactive, Perfect Circle Media and Cybereps, Inc. We also provide online marketing research on a secure basis to clients and advertisers.

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

RadioExchange is our proprietary electronic invoicing system, developed in conjunction with two software and technology companies. It is the radio industry’s first national spot radio web-based electronic invoicing and verification system. This system significantly reduces the time spent on “backroom” processing, provides greater accountability to advertisers, and expedites payments to radio stations. The system is currently in use by several major advertising agencies and national broadcasting groups. The RadioExchange roll out will continue with additional agencies and radio stations throughout 2004.

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

Experienced Management Team.    We have an experienced and entrepreneurial management team, headed by our Chief Executive Officer, Ralph C. Guild, a recognized leader and innovator in the radio industry and George E. Pine, our President and Chief Operating Officer. Our senior sales management have an average of over 25 years of industry experience and significant equity ownership in Interep.

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

For the year ended December 31, 2003, no station or station group, other than Infinity Broadcasting Corporation, accounted for more than 10 percent of our commission revenues.

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

A change in the ownership of a client station frequently results in a change of representation firm. The consolidation of the radio industry that followed the enactment of the Telecommunications Act of 1996 resulted in larger station groups and an increase in the number of station ownership changes. This, in turn, increased the frequency of the termination or buyout of representation contracts. While the pace of this activity significantly declined in recent years, it may again increase in light of recent Federal Communications Commission rule-making. Further, as station groups have become larger, they have gained bargaining power with representation firms over rates and terms. As a result, we continually compete for both the acquisition of new client stations as well as the maintenance of existing relationships.

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

Employees

As of December 31, 2003, we employed approximately 460 employees, substantially all of who were sales-related personnel. None of our employees are represented by a union. We believe that our relations with our employees are excellent.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Positions
Ralph C. Guild	75	Chairman of the Board and Chief Executive Officer; Director
George E. Pine	55	President and Chief Operating Officer; Director
Marc G. Guild	53	President, Marketing Division; Director
William J. McEntee, Jr.	60	Senior Vice President and Chief Financial Officer

All executive officers are appointed for terms of one year.

Ralph C. Guild has been Chairman of the Board and Chief Executive Officer of Interep since 1986, and has served as a director of Interep since 1967. He has been employed by Interep or its predecessors since 1957 in various capacities. In November 1991, Mr. Guild became one of the first inductees into the Broadcasting Hall of Fame. Mr. Guild serves on the Boards of Trustees of the Museum of Television & Radio, the Center for Communications and the University of the Pacific. In April 1998, Mr. Guild received the Golden Mike Award from the Broadcasters Foundation for outstanding contributions to the radio industry. In March 2001, Mr. Guild received the International Radio & Television Society’s Golden Medal Award.

George E. Pine was appointed President and Chief Operating Officer of Interep in March 2003. He was President of our ABC Radio subsidiary from 1998 until becoming President of Interep. Before that, he served the Company in various sales management capacities since 1973, including President of Interep East. Mr. Pine is a Member of the Board of Trustees of both Ithaca College and the Webb School in Tennessee and serves as Chairman of their respective Development Committees. He is a member of the International Radio & Television Society.

Marc G. Guild has been President, Marketing Division, of Interep since November 1989, and has served as a director of Interep since 1989. He was our Executive Vice President of Network Sales/Operations from 1986 to 1989. Mr. Guild has been employed by Interep or its predecessors since 1972 in various capacities. As President of our Marketing Division, Mr. Guild plays a key role in our sales and marketing programs, the Interep Radio University and our research and technology divisions and also oversees our regional executives. Mr. Guild serves on the Board of Directors of the International Radio and Television Foundation. Marc Guild is the son of Ralph Guild.

William J. McEntee, Jr. has been our Senior Vice President and Chief Financial Officer since March 1997. Mr. McEntee serves in such positions pursuant to a Services Agreement between Interep and Media Financial Services, Inc. Mr. McEntee was Chief Financial Officer at Sudbrink Broadcasting in West Palm Beach, Florida, from 1971 through 1994. Mr. McEntee owned and managed WCEE-TV in Mt. Vernon, Illinois from 1994 until selling the station in 1996. Mr. McEntee currently owns WIOJ-AM in Jacksonville, Florida. He is a certified public accountant.

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

Item 2.    PROPERTIES

We lease approximately 170,000 square feet of office space in 17 cities throughout the United States. Our principal executive offices are located at 100 Park Avenue, New York, New York, where we occupy 66,000 square feet under a lease, which expires in March 2005. We are currently in negotiations to renew our current New York lease. We believe that our office premises are adequate for our foreseeable needs.

Item 3.    LITIGATION

We are involved in judicial and administrative proceedings from time to time concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

On October 23, 2003, one of our subsidiaries instituted an arbitration proceeding in Las Vegas, Nevada against Citadel Broadcasting Corporation in connection with Citadel’s termination of its representation contract with us. We are seeking monetary damages from Citadel for, among other things, unpaid commissions to which we are contractually entitled and other damages arising from Citadel’s breach of the representation contract and certain other contracts to which Citadel is a party. We commenced the arbitration proceeding pursuant to the commercial arbitration rules of the American Arbitration Association. On November 20, 2003, Citadel served its answer and several counterclaims. Arbitrators have been selected and the parties are proceeding with the arbitration. We believe that we have factual and legal defenses to the counterclaims and we intend to pursue our claims and defend the counterclaims vigorously.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock has been listed on the Nasdaq OTC Bulletin Board since August 18, 2003. From February 10, 2003 through August 15, 2003, our Class A Common Stock had been listed on the Nasdaq SmallCap Market. Prior to February 10, 2003, our Class A Common Stock was listed on the Nasdaq National Market. The Class A Common Stock trades under the symbol “IREP.OB.” On March 15, 2004, the last sale price of the Class A Common Stock on the Nasdaq OTC Bulletin Board was $2.25 per share. The following table sets forth the range of high and low closing prices for our Class A Common Stock through for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
First Quarter 2002	$5.50	$3.31
Second Quarter 2002	$4.60	$2.90
Third Quarter 2002	$4.00	$2.57
Fourth Quarter 2002	$2.76	$1.98
First Quarter 2003	$2.25	$1.60
Second Quarter 2003	$2.79	$1.66
Third Quarter 2003	$3.05	$2.30
Fourth Quarter 2003	$3.25	$1.31

As of March 15, 2004, there were approximately 146 holders of record of our Class A Common Stock. We believe that there are over 1,000 beneficial owners of our Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth the securities of Interep authorized for issuance under equity compensation plans and arrangements as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the previous column)
Equity compensation plans approved by security holders:
1999 Stock Incentive Plan	914,967	$2.55	1,054,700
Equity compensation plans not approved by security holders:
Options granted pursuant to individual compensation arrangements (1)	4,206,439	$3.78	0

(1)	These shares are issuable pursuant to stock options that were awarded to employees of Interep at various times from 1988 through 1998 prior to the adoption of our 1999 Stock Incentive Plan. The terms of the awards are substantially similar to the awards granted under our 1999 Stock Incentive Plan. All of the stock options granted prior the adoption of our 1999 Stock Incentive Plan are currently vested and will expire between the years 2005 and 2010.

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

There were no sales of unregistered Class B Common Stock in 2003.

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

The Series A Preferred Stock has a face amount of $100 per share and a liquidation preference in such amount in priority over our Class A Common Stock and Class B Common Stock. Each share of the Series A Preferred Stock may be converted at the option of the holder at any time into 25 shares of our Class A Common Stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustment). If the market price of our Class A Common Stock is $8.00 or more for 30 consecutive trading days, the Series A Preferred Stock will automatically be converted into shares of our Class A Common Stock at the then applicable conversion price. The Series A Preferred Stock bears a 4% annual cumulative dividend that we can pay in cash or in kind (in additional shares of the Series A Preferred Stock) at our discretion. In June 2003, we paid the 4% dividend in kind, which amounted to 4,036.67 units. We expect to continue to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Preferred Stock vote, on an “as converted basis”, together with the holders of our Class A and Class B Common Stock, on all matters and would vote alone as a class if changes to the rights or status of the Series A Preferred Stock were proposed by us.

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

Item 6.    SELECTED FINANCIAL DATA

The following table contains selected consolidated financial information derived from our audited consolidated financial statements set forth elsewhere in this Form 10-K or in Forms 10-K previously filed with the SEC, and you should review the data in the table below in conjunction with those audited consolidated financial statements and the notes thereto. The following tables summarize certain consolidated financial data derived from our audited consolidated financial statements for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share data)
Statement of Operations Data:
Commission revenues	$87,755	$87,372	$81,128	$100,599	$96,540
Contract termination revenue	666	7,220	21,431	7,171	6,838

Total revenues	88,421	94,592	102,559	107,770	103,378
Operating expenses:
Selling, general and administrative expenses	79,148	70,163	77,707	77,731	78,774
Depreciation and amortization expense	33,989	23,651	36,673	26,448	32,717

Total operating expenses	113,137	93,814	114,380	104,179	111,491

Operating (loss) income	(24,716)	778	(11,821)	3,591	(8,113)
Interest expense, net	12,613	10,469	9,416	7,796	10,213
Loss on investments	—	525	3,340	378	—
Other loss (income)	528	—	(236)	—	—

Loss before provision (benefit) for income taxes	(37,857)	(10,216)	(24,341)	(4,583)	(18,326)
Provision (benefit) for income taxes	343	7,360	(4,486)	(1,678)	(6,148)

Net loss	(38,200)	(17,576)	(19,855)	(2,905)	(12,178)
Preferred stock dividend and redemption premium	468	240	—	—	—

Net loss applicable to common shareholders	$(38,668)	$(17,816)	$(19,855)	$(2,905)	$(12,178)

Basic and diluted loss per common share	$(3.77)	$(1.88)	$(2.28)	$(0.31)	$(1.97)

Basic and diluted weighted average common shares outstanding	10,248,159	9,490,519	8,715,129	9,306,826	6,182,191

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,661	$18,114	$11,502	$23,681	$66,725
Marketable securities	—	—	—	9,965	—
Working capital	15,651	38,883	41,499	54,634	87,134
Total assets	108,241	149,966	179,729	221,544	226,320
Long-term debt (including current portion) (net of unamortized discount of $523 in 2002)	103,000	108,477	99,000	99,000	100,000
Shareholders’ (deficit) equity	(39,782)	(1,555)	4,290	20,570	33,486

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based upon and should be read in conjunction with the previous section, Selected Financial Data, and our Consolidated Financial Statements, including the notes thereto, which begin on page F-1.

Overview

We derive a substantial majority of our revenues from commissions on sales by us of national spot radio advertising airtime for the radio stations we represent. Generally, advertising agencies or media buying services retained by advertisers purchase national spot advertising time. We receive commissions from our client radio stations based on the national spot radio advertising billings of the station, net of standard agency commissions. We enter into written representation contracts with our clients, which include negotiated commission rates. Because commissions are based on the prices paid to radio stations for spots, our revenue base is essentially adjusted for inflation.

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

The value of representation contracts that have been acquired or terminated during the last few years has tended to increase due to a number of factors, including the consolidation of ownership in the radio broadcast industry following the passage of the Telecommunications Act of 1996. In the period following that legislation, we increased our representation contract acquisition activity and devoted a significant amount of our resources to these acquisitions. While the pace of that activity significantly declined in recent years, it may again increase in light of recent Federal Communications Commission rule-making. We base our decisions to acquire a representation contract on the market share opportunity presented and an analysis of the costs and net benefits to be derived. We continuously seek opportunities to acquire additional representation contracts on attractive terms, while maintaining our current clients. Our ability to acquire and maintain representation contracts has had, and will continue to have, a significant impact on our revenues and cash flows.

We recognize revenues on a contract termination as of the effective date of the termination, except in the case of a material dispute. In that event, revenue is recognized when the dispute is resolved. When a contract is terminated, we write off in full the unamortized portion, if any, of the cost we originally incurred on our acquisition of the contract. When we enter into a representation contract with a new client, we amortize the contract acquisition cost in equal monthly installments over the life of the new contract. As a result, our operating income is affected, negatively or positively, by the acquisition or loss of client stations. We are unable to forecast any trends in contract buyout activity, or in the amount of revenues or expenses that will likely be associated with buyouts during a particular period. Generally, the amount of revenue resulting from the buyout of a representation contract depends on the length of the remaining term of the contract and the revenue generated under the contract during the 12-month “trailing period” preceding the date of termination. The amount recognized by us as contract termination revenue in any period is not, however, indicative of contract termination revenue that may be realized in any future period. Historically, the level of buyout activity has varied from period to period. Additionally, the length of the remaining terms, and the commission revenue generation, of the contracts which are terminated in any period vary to a considerable extent. Accordingly, while buyout activity and the size of buyout payments generally increased after 1996, their impact on our revenues and income is expected to be uncertain, due to the variables of contract length and commission generation.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Commission revenues.    Commission revenue for 2003 increased $0.4 million, or 0.4% to $87.8 million from $87.4 million in 2002. Reasons for this relatively small improvement included the slow down in advertising in the first half of 2003 attributable to the war in Iraq and related uncertainties and the cancellation by Citadel Broadcasting Company of its representation contract with us and the general softness in national radio advertising during the fourth quarter.

Contract termination revenue.    Contract termination revenue in 2003 decreased $6.5 million to $0.7 million from $7.2 million in 2002. This 90.8% decrease was primarily attributable to the higher level of contract termination revenue in 2002 due to in large part to the settlement of certain litigations we had with Katz Media, Inc. and Entravision Communications Corporation. During 2003, approximately 234 stations terminated representation contracts with us, which had generated an aggregate of approximately $6.4 million of commission revenue during their 12-month trailing periods. We did not recognize contract termination revenue in connection with Citadel’s cancellation of its representation contract with us due to a dispute. See “Item 3. Litigation,” above.

Selling expenses.    Selling expenses for 2003 increased to $64.8 million from $58.1 million during 2002. This increase of $6.7 million, or approximately 11.5%, was primarily due to $2.7 million of termination benefits recorded in 2003 in connection with an early retirement program we initiated to reduce ongoing operating expenses, a $1.0 million loss on the sublease of excess space and $0.4 million in costs related to the formation of a new rep company. In addition, we recorded a non-cash compensation credit on stock option incentives of $1.3 million in 2002 resulting from the stock option repricing, but made no such adjustment in 2003.

General and administrative expenses.    General and administrative expenses of $14.4 million for 2003 increased $2.3 million, or 19.2%, from $12.1 million for 2002 primarily due to unusual and non-recurring legal and consulting costs in connection with abandoned acquisition transactions, the Citadel litigation and other one-time charges, including initial Sarbanes-Oxley compliance costs.

Operating income before depreciation and amortization.    Operating income before depreciation and amortization decreased by $15.1 million, or 62.0%, in 2003 to $9.3 million from $24.4 million in 2002, for the reasons discussed above. Included in operating income before depreciation and amortization in 2002 was $7.2 million of non-recurring contract termination revenue and $1.3 million of non-cash option repricing, as compared to contract termination revenue of $0.7 million in 2003. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry. Moreover, the maintenance of certain levels of operating income before depreciation and amortization is required under the covenants of our revolving credit facility.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	2003	2002
	(dollars in thousands)
Net loss applicable to common shareholders	$(38,668)	$(17,816)
Add back:
Depreciation and amortization	33,989	23,651
Preferred stock dividend	468	240
Tax provision	343	7,360
Loss on investment	—	525
Other expense	528	—
Interest expense, net	12,613	10,469

Operating income before depreciation and amortization	$9,273	$24,429

Depreciation and amortization expense.    Depreciation and amortization expense increased $10.3 million, or 43.7%, to $34.0 million in 2003, from $23.7 million in 2002. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. The increase consisted of the $11.6 million write-off of deferred representation contract costs related to the termination of the Citadel representation contract, which was partially offset by a $1.2 million reduction in depreciation and amortization. We acquired representation contracts with approximately 94 new radio stations in 2003. We believe these contracts generated an aggregate of $1.0 million of commission revenues during their 12-month trailing periods prior to their acquisition.

Operating (loss) income.    In 2003, there was an operating loss of $24.7 million as compared to operating income of $0.8 million in 2002, a decrease of $25.5 million, for the reasons discussed above.

Interest expense, net.    Interest expense, net, increased $2.1 million, or 20.5%, to $12.6 million for 2003, from $10.5 million for 2002. This increase primarily resulted from our replacement, in September 2003, of a term loan facility obtained in November 2002 with a new revolving credit facility. The cancellation of our term loan facility required the write-off of $1.2 million of unamortized deferred debt financing costs and $0.4 million of unamortized discount related to warrants issued in connection with the term loan facility and certain interest expense. See “Other expense,” below.

Loss on investments.    In 2002, the loss on investments included the writedown of $0.5 million in the cost basis of non-public investments primarily in the Internet advertising industry.

Other expense.    Other expense in 2003 included a $0.5 million pre-payment penalty related to the early payoff of the term loan facility.

Benefit for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes in 2003 was $0.3 million as compared to $7.4 million in 2002. A valuation allowance of $14.8 million and $6.6 million was recorded in 2003 and 2002, respectively, to reflect uncertainties with regard to when we will realize our net deferred tax assets.

Preferred stock dividend.    We accrued $0.5 million for preferred stock dividends in 2003 compared to $0.2 million in 2002. As the preferred stock was issued in May and June 2002, only a partial year was accrued in 2002. All dividends were paid in additional shares of preferred stock and not in cash.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders of approximately $38.7 million for 2003, a $20.9 million increase over the $17.8 million net loss applicable to common shareholders for 2002, was attributable to the reasons discussed above.

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

Operating income before depreciation and amortization.    Operating income before depreciation and amortization decreased by $0.4 million, or 1.7%, in 2002 to $24.4 million from $24.8 million in 2001, for the reasons discussed above. Included in operating income before depreciation and amortization in 2001 was $21.4 million of non-recurring contract termination revenue which was offset by $0.7 million non-cash option repricing expense as compared to $7.2 million of non-recurring contract termination revenue and $1.3 million of non-cash option repricing, in 2002.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	2002	2001
	(dollars in thousands)
Net loss applicable to common shareholders	$(17,816)	$(19,855)
Less:
Tax benefit	—	(4,486)
Other income	—	(236)
Add back:
Depreciation and amortization	23,651	36,673
Preferred stock dividend	240	—
Tax provision	7,360	—
Loss on investment	525	3,340
Interest expense, net	10,469	9,416

Operating income before depreciation and amortization	$24,429	$24,852

Depreciation and amortization expense.    Depreciation and amortization expense decreased $13.0 million, or 35.5%, to $23.7 million for 2002, from $36.7 million in 2001. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. The decrease of $13.0 million was primarily due to the write-off in 2001 of $6.6 million of the unamortized costs from the termination and settlement of the Clear Channel representation contract initially acquired in 1996. As is our practice, we wrote off this balance of deferred costs in 2001 on the settlement of the termination of the Clear Channel contract. We acquired representation contracts with approximately 93 new radio stations in 2002. We believe these contracts generated an aggregate of $1.2 million of commission revenues during their 12-month trailing periods prior to their acquisition. Also, in 2001, we recorded an impairment of $2.4 million pertaining to our goodwill in Cybereps, Inc. created as a result of our consolidation in October 2001.

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

Liquidity and Capital Resources

Cash provided from operations and financing transactions has primarily funded our cash requirements. As of December 31, 2003, we had cash and cash equivalents of $7.7 million and working capital of $15.7 million. Additionally, at December 31, 2003, we had available approximately $6.0 million under our revolving credit facility.

Cash provided by operations during 2003 was $9.8 million, as compared to $8.5 million and $11.2 million for the years ended 2002 and 2001, respectively. These fluctuations were primarily attributable to contract terminations and changes in working capital components.

Net cash used in investing activities during 2003 and 2002 was $2.3 million and $0.5 million, respectively, and was primarily the result of capital expenditures for computer equipment. Net cash provided by investing activities during 2001 amounted to $9.3 million, primarily from the proceeds of temporary cash investments that were classified as marketable securities offset in part by capital expenditures. Capital expenditures totaled $0.7 million for 2001, respectively, primarily for office and computer equipment.

In 2002, we reduced the carrying value of our non-public investments primarily in the Internet advertising industry by $0.5 million. As part of the evaluation, we considered, among other factors, the business plans of these firms, the quality and effectiveness of their management teams, their liquidity and capital resource positions, and their business relationships with third parties. There can be no assurance that circumstances affecting these investments, their businesses and the markets in which they operate will not change in a manner which would lead to a conclusion in a future period that an additional impairment had occurred.

Cash used for financing activities of $18.0 million during 2003 consisted primarily of $11.6 million for the acquisition of representation contracts and the $6 million reduction in debt, consisting of the repayment of $10 million for the term loan facility offset by the borrowing of $4 million on the new senior secured revolving credit facility, net of $0.5 million of related financing costs. Cash used for financing activities of $1.3 million during 2002 consisted primarily of $23.5 million for acquisitions of representation contracts, offset by $10.2 million of net proceeds from the issuance of Series A convertible preferred stock, $2.3 million of proceeds from the issuance of Class B common stock to our Stock Growth Plan and $9.6 million from a term loan facility, net of financing cost. Cash used for financing activities of $32.6 million during 2001 consisted primarily of $35.5 million for acquisitions of representation contracts, offset by $2.9 million of proceeds from the issuance of Class B common stock to our Stock Growth Plan.

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

The Senior Subordinated Notes were issued under an indenture that limits our ability to engage in various activities. Among other things, we are not able to pay any cash dividends to our shareholders and we can only incur additional indebtedness under limited circumstances, and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to require immediate redemption of their Senior Subordinated Notes.

Our Senior Subordinated Notes are redeemable by us. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Senior Subordinated Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

On September 25, 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. The revolving credit facility enables us to more efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. The facility provides for interest to be paid monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) our consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by us and any of our subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200 million of representation contract value as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We have incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which will be amortized into interest over the life of the facility. The remaining $1.2 million of unamortized financing costs related to the term loan facility that was replaced by the revolving credit facility were written off to interest expense in the third quarter of 2003. The remaining $0.4 million of unamortized discount related to the warrants issued in conjunction with the term loan facility was also written off to interest expense during the third quarter of 2003. Substantially all of our subsidiaries are guarantors of the revolving credit facility. Each guarantee is full, unconditional and joint and several with the other guarantees. At December 31, 2003, we had $4 million outstanding on the senior secured credit facility.

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

During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11 million, less related costs. Each unit consists of one share of Series A and 6.25 warrants to acquire the same number of shares of our Class A common stock. The warrants are exercisable at any time from the date of grant and expire at various times in 2007. We also issued warrants to acquire 5,000 shares of our Class A common stock to a placement agent in connection with the sale of 10,000 units. We incurred approximately $0.8 million in legal and other costs directly related to the private placements.

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

Our ability to fund our operations and required contract acquisition payments and to make scheduled principal and interest payments will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may also need to refinance all or a portion of the Senior Subordinated Notes on or prior to maturity. There can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms, if at all.

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

•

The terrorist attacks that occurred on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused uncertainty. The events surrounding the military action in Iraq and other geopolitical situations have contributed to this uncertainty. While the ongoing consequences of these events remain unclear, we believe that they have likely had an adverse effect on general economic conditions, consumer confidence, advertising and the media industry and may continue to do so in the future.

•	The termination of a representation contract will increase our results of operations for the period in which the related termination payments are agreed upon, but will negatively affect our results for later periods from the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

•	We depend heavily on our key personnel, including our Chief Executive Officer Ralph C. Guild, our President and Chief Operating Officer George E. Pine and the President of our Marketing Division Marc G. Guild, and our inability to retain them could adversely affect our business.

•	We rely on a limited number of clients for a significant portion of our revenues.

•	Our significant indebtedness may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

•	We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

•	Competition could harm our business. Our only significant competitor is Katz Media Group, Inc., which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we and also owns several radio trade publications. In addition, radio must compete for a share of advertisers’ total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

•	Acquisitions and strategic investments could adversely affect our business.

•	Our Internet business may suffer if the market for Internet advertising weakens.

New Accounting Pronouncements

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Significant changes to this interpretation were proposed by FASB in October 2003, including delaying the effective date to the beginning of the first reporting period ending after December 15, 2003. We do not currently own an interest in any variable interest entities. The adoption of this statement did not have a material effect on these financial statements.

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

Revenue Recognition

We are a national representation (“rep”) firm serving radio broadcast clients throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, we collect fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. Fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2003, 2001, and 2000 each had 52 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

Our station representation contracts usually renew automatically from year to year after their stated initial terms unless either party provides written notice of termination generally at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period, plus two months. The two-month period represents compensation for advertising spots sold but not yet run. Income earned from the loss of station representation contracts (contract termination revenue) is recognized in full on the effective date of the buyout agreement.

Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. We review the realizability of these deferred costs on a quarterly basis.

Cash and Cash Equivalents and Marketable Securities

We consider cash in banks and investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of investments in debt securities with original maturities of less than twelve months.

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

Long-Lived Assets

In January 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. We currently do not have any goodwill on its books, therefore the adoption of this statement did not have a significant impact on our financial position and results of operations.

In January 2002, we adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121.

We assess the impairment of our long-lived assets in accordance with SFAS No. 144, which requires testing when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We reevaluate these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining life. SFAS No. 144, which also applies to other long-lived assets such as plant, property and equipment, as well as groups of assets, provides examples of indicators of potential impairment such as: a significant decrease in market price of the asset; a significant adverse change in the extent or manner in which the asset is used; a significant adverse change in legal factors or the business climate; an adverse action or assessment by a regulator; excess cost accumulation for the acquisition or construction of the asset; current period operating cash flow losses combined with a similar history or a projection of future losses; and a more likely than not expectation that the asset will be sold. If any indicators were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), we would perform the next step which is to determine the fair value of the asset and record an impairment, if any. Based on the Company’s analysis, no impairment was recorded as of December 31, 2003.

Stock Growth Plan

We maintain a Stock Growth Plan (“SGP”) for eligible employees. Cash contributions made by us to the SGP are recorded as compensation expense. Shares of our stock owned by the SGP are treated as outstanding common stock.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123 Accounting for Stock-Based Compensation. Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the period the services are provided. See Notes 1 and 6 to Consolidated Financial Statements for further discussion of our accounting for its stock-based compensation plans.

Restructuring and Severance Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure our competitive position. The restructuring charges are primarily comprised of employee termination benefits. The restructuring program has resulted in the termination of approximately 53 employees. During 2003, we offered an early retirement program, which was accepted by 17 people, including four executives, to reduce compensation costs on a going forward basis. This resulted in termination benefits to be paid over an extended period of time, which were recorded during 2003 at net present value. SFAS No. 146 required that we record this new liability at fair value as of the time the liability was incurred. See Note 1 to the Consolidated Financial Statements for further discussion.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 10,248,159, 9,490,519, and 8,715,129 for the years ended December 31, 2003, 2002, and 2001, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2003, 2002, and 2001, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information requires us to report segment financial information consistent with the presentation made to the Company’s management for decision making purposes. We are managed as one segment and all revenues are derived solely from representation operations and related activities. Our management decisions are based on operating cash flow (defined as operating income before depreciation and amortization), general and administrative expenses, and adjusted EBITDA (operating income excluding contract termination revenue and depreciation and amortization expense).

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2004	2005-2006	2007-2008	2009-Thereafter
	(Dollars in Millions)
Long term debt	$103.0	$—	$4.0	$99.0	$—
Operating leases	14.4	5.0	5.2	3.5	0.7
Interest expense	44.6	9.9	19.8	14.9	—
Annual fees for accounting services	15.5	3.6	7.7	4.2	—
Representation contract buyouts	12.2	7.4	3.9	0.6	0.3

Total	$189.7	$25.9	$40.6	$122.2	$1.0

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

Because our obligation under the senior secured revolving credit facility bears interest at a variable rate, we are sensitive to changes in prevailing interest rates. A one-point fluctuation in market rates would not have had a material impact on 2003 earnings.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial information required by this item appears in the pages marked F-1 through F-25 at the end of this Report and is incorporated herein by reference as if fully set forth herein.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 2002, we dismissed Arthur Andersen LLP as our independent auditors. The reports of Arthur Andersen LLP on our financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2001 and during the subsequent interim periods, we had no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. In addition, there were no reportable events (as defined in Item 304 (a) (1) (v) of Regulation S-K) during these periods.

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

Item 9A    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)    Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the our control over financial reporting.

PART III

Items 10 Through 14 Inclusive.

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to our executive officers, which is set forth in Part I under the caption “Executive Officers”), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal accounting fees and services) is incorporated by reference to our definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about April 29, 2004.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    Documents Filed as Part of this Report

Financial Statements and Supplementary Data.    The following Financial Statements of the Company are filed with this Form 10-K:

Exhibits.    The following Exhibits are filed as part of this Report:

Exhibit No.	Description
3.1(5)	Restated Certificate of Incorporation of Interep
3.2(8)	Certificate of Amendment of the Restated Certificate of Incorporation
3.2(5)	By-Laws of Interep
4.1(1)	A/B Exchange Registration Rights Agreement, dated July 2, 1998, among Interep, the Guarantors, BancBoston Securities Inc., Loenbaum & Company Incorporated and SPP Hambro & Co., LLC
4.2(1)	Indenture, dated July 2, 1998, between Interep, the Guarantors and Summit Bank
4.3(1)	Form of 10% Senior Subordinated Note (Included in Exhibit 4.2)
4.4(3)	Supplemental Indenture, dated as of March 22, 1999, among American Radio Sales, Inc., Interep, the Guarantors and Summit Bank as Trustee
4.5(6)	Form of Registration Rights Agreement among the Interep Employee Stock Ownership Plan, the Interep Stock Growth Plan and Interep
4.6(8)	Form of Warrant used in connection with issuance of Series A preferred stock and warrants
4.7(10)	Warrant to purchase 225,000 shares of Class A Common Stock of Interep, dated as of November 7, 2002
10.1(1)	Agreement of Lease, dated December 31, 1992, between The Prudential Insurance Company of America and Interep
10.2(2)	Lease, dated January 1, 1990, between Ralph C. Guild, doing business as The Tuxedo Park Executive Conference Center and Interep, as amended by Amendment of Lease, dated December 3, 1998, between Ralph Guild 1990 Trust No. 1 (successor in interest to The Tuxedo Park Executive Conference Center) and Interep
10.3(1)*	Agreement, dated June 29, 1998, between Interep and Ralph C. Guild
10.4(7)*	Amended and Restated Services Agreement, dated as of January 2, 2001, between Interep and Media Financial Services, Inc.
10.5(3)*	Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between Interep and Ralph C. Guild

Exhibit No.	Description
10.6(7)*	Amended and Restated Employment Agreement, dated as of April 1, 2000, between Interep and Marc G. Guild
10.7(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988
10.8(1)*	Amendment and Extension of Option, dated January 1, 1991, between Interep and Ralph C. Guild
10.9(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991
10.10(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995
10.11(1)*	Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991
10.12(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997
10.13(1)*	Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997
10.14(1)*	Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997
10.15(1)*	Supplemental Income Agreement, dated December 31, 1986, between Interep and Ralph C. Guild
10.16(1)*	Agreement, dated June 18, 1993, between Interep and Ralph C. Guild
10.17(2)*	Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998
10.18(2)*	Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998
10.19(2)*	Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998
10.20(3)*	Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.
10.21(3)*	Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998
10.22(7)*	Non-Qualified Stock Option Granted to Ralph C. Guild on April 25, 2000
10.23(7)*	Non-Qualified Stock Option Granted to Marc G. Guild on April 25, 2000
10.24(7)*	Non-Qualified Stock Option Granted to William J. McEntee on April 25, 2000
10.25(4)*	Form of Indemnification Agreement for directors and officers
10.26(5)*	1999 Stock Incentive Plan
10.27(6)*	Form of Stock Option Agreement
10.28(5)	Lease Agreement, dated as of June 30, 1999 between Bronxville Family Partnership, L.P. and Interep
10.29(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.30(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.31(5)*	Agreement, dated as of November 30, 1999 between Interep and Marc G. Guild
10.32(10)	Credit Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries, Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC
10.33(8)	Form of Stock Purchase Agreement used in connection with issuance of Series A preferred stock and warrants
10.34(8)	Form of Registration Rights Agreement used in connection with issuance of Series A preferred stock and warrants
10.35(10)	Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.36(10)	Guarantee of certain subsidiaries of Interep in favor of Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC
10.37(10)	Senior Secured Note of Interep payable to Upper Columbia Capital Company, L.L.C., dated as of November 7, 2002
10.38(10)	Trademark Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.39(10)	Pledge Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.40(11)	Agreement, dated as of March 19, 2003, between Interep and George E. Pine
10.41(12)	Loan and Security Agreement, dated as of September 25, 2003, among Interep, each of the entities listed as a guarantor on the signature pages thereto and Commerce Bank, N.A.
10.42(12)	Revolving Note, dated September 25, 2003, payable to the order of Commerce Bank, N.A.
10.43(12)	Guaranty, dated September 25, 2003, granted by the entities listed therein as guarantors in favor of Commerce Bank, N.A.
10.44(12)	Pledge Agreement, dated September 25, 2003, among Interep, the other entities listed therein as pledgors and Commerce Bank, N.A.
10.45(13)	Trademark Security Agreement, dated September 25, 2003, between Interep and Commerce Bank, N.A.
14	Code of Ethics for Senior Management (filed herewith)

Exhibit No.	Description
16.1(9)	Letter, dated June 20, 2002 from Arthur Andersen LLP to the Securities and Exchange Commission
21.1(11)	Subsidiaries of Interep
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)
32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)**

*	Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.
**	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to Interep’s registration statement on Form S-4 (Registration No. 333-60575), filed with the Commission on August 4, 1998.
(2)	Incorporated by reference to Interep’s registration statement on Form S-4/A-2 (Registration No. 333-60575), filed with the Commission on January 26, 1999.
(3)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999 (File No. 000-28395).
(4)	Incorporated by reference to Interep’s registration statement on Form S-1 (Registration No. 333-88265), filed with the Commission on October 10, 1999.
(5)	Incorporated by reference to Interep’s registration statement on Form S-1/A-1 (Registration No. 333-88265), filed with the Commission on November 8, 1999.
(6)	Incorporated by reference to Interep’s registration statement on Form S-1/A-4 (Registration No. 333-88265), filed with the Commission on December 8, 1999.
(7)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001 (File No. 000-28395).
(8)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-28395).
(9)	Incorporated by reference to Interep’s Current Report on Form 8-K date June 20, 2002, filed with the Commission on June 26, 2002 (File No. 000-28395).
(10)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2002, filed with the Commission on November 13, 2002 (File No. 000-28395).
(11)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed with the Commission on April 1, 2003 (File No. 000-28395).
(12)	Incorporated by reference to Interep’s Current Report on Form 8-K dated September 25, 2003, filed with the Commission on September 30, 2003 (File No. 000-28395).

(B)    Reports on Form 8-K

We have filed the following current reports on Form 8-K during our fourth fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
October 3, 2003	Item 5	No
October 30, 2003	Item 12	No

INTEREP NATIONAL RADIO SALES, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Interep National Radio Sales:

We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Interep National Radio Sales, Inc. and subsidiaries as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 14, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interep National Radio Sales, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

New York, New York

February 26, 2004

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

/s/    ARTHUR ANDERSEN LLP

New York, New York

March 14, 2002

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share information)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$7,661	$18,114
Receivables, less allowance for doubtful accounts of $808 and $1,317 in 2003 and 2002, respectively	27,585	29,906
Representation contract buyouts receivable	437	801
Current portion of deferred representation contract costs	15,225	18,784
Prepaid expenses and other currents assets	1,107	929

Total current assets	52,015	68,534

Fixed assets, net	5,050	4,678
Deferred representation contract costs	44,830	67,110
Representation contract buyouts receivable	31	—
Investments and other assets	6,315	9,644

Total assets	$108,241	$149,966

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,670	$12,388
Accrued interest	4,950	5,072
Representation contract buyouts payable	7,431	9,543
Accrued employee related liabilities	3,313	2,648

Total current liabilities	36,364	29,651
Long-term debt (net of unamortized discount of $523 in 2002)	103,000	108,477
Representation contract buyouts payable	4,779	10,118
Other noncurrent liabilities	3,880	3,275
Commitments and Contingencies:

Shareholders’ (deficit) equity:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 114,037 and 110,000 shares issued and outstanding at December 31, 2003 and 2002, respectively (aggregate liquidation preference—$11,404)	1	1
Class A common stock, $.01 par value—20,000,000 shares authorized, 6,189,460 and 5,644,699 shares issued and outstanding at December 31, 2003 and 2002, respectively	62	56
Class B common stock, $.01 par value—10,000,000 shares authorized, 4,058,699 and 4,603,460 shares issued and outstanding at December 31, 2003 and 2002, respectively	40	46
Additional paid-in-capital	51,149	51,176
Accumulated deficit	(91,034)	(52,834)

Total shareholders’ (deficit) equity	(39,782)	(1,555)

Total liabilities and shareholders’ (deficit) equity	$108,241	$149,966

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Year Ended December 31,
	2003	2002	2001
Commission revenues	$87,755	$87,372	$81,128
Contract termination revenue	666	7,220	21,431

Total revenues	88,421	94,592	102,559
Operating expenses:
Selling expenses	64,783	58,111	65,604
General and administrative expenses	14,365	12,052	12,103
Depreciation and amortization expense	33,989	23,651	36,673

Total operating expenses	113,137	93,814	114,380
Operating (loss) income	(24,716)	778	(11,821)
Interest expense, net	12,613	10,469	9,416
Loss on investments	—	525	3,340
Other loss (income)	528	—	(236)

Loss before benefit for income taxes	(37,857)	(10,216)	(24,341)
Provision (benefit) for income taxes	343	7,360	(4,486)

Net loss	(38,200)	(17,576)	(19,855)
Preferred stock dividend	468	240	—

Net loss applicable to common shareholders	$(38,668)	$(17,816)	$(19,855)

Basic and diluted loss per common share	$(3.77)	$(1.88)	$(2.28)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in thousands except share information)

	Series A Cumulative Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2001	—	$—	4,614,143	$46	3,901,486	$39	$35,888	$(15,403)	$20,570
Net loss	—	—	—	—	—	—	—	(19,855)	(19,855)
Conversion of common stock	—	—	267,353	3	(267,353)	(3)		—	—
Exercise of stock options	—	—	26,500	—	—	—	76	—	76
Issuance to Stock Growth Plan	—	—	—	—	680,330	7	2,777		2,784
Earned compensation, executive stock options	—	—	—	—	—	—	715	—	715

Balance, December 31, 2001	—	—	4,907,996	49	4,314,463	43	39,456	(35,258)	4,290
Net loss	—	—	—	—	—	—	—	(17,576)	(17,576)
Conversion of common stock	—	—	458,762	5	(458,762)	(5)	—	—	—
Sale of convertible preferred stock	110,000	1	—	—	—	—	8,238	—	8,239
Issuance of warrants with convertible preferred stock	—	—	—	—	—	—	1,991	—	1,991
Exercise of stock options	—	—	3,833	—	—	—	11	—	11
Exercise of warrants	—	—	224,108	2	—	—	—	—	2
Issuance to Stock Growth Plan	—	—	—	—	747,759	8	2,313	—	2,321
Issuance of 225,000 warrants	—	—	—	—	—	—	538	—	538
Issuance of 50,000 shares	—	—	50,000	—	—	—	120	—	120
Preferred dividend	—	—	—	—	—	—	(240)	—	(240)
Earned compensation, executive stock options	—	—	—	—	—	—	(1,251)	—	(1,251)

Balance, December 31, 2002	110,000	1	5,644,699	56	4,603,460	46	51,176	(52,834)	(1,555)
Net loss	—	—	—	—	—	—	—	(38,200)	(38,200)
Conversion of common stock	—	—	544,761	6	(544,761)	(6)	—	—	—
Preferred dividend	—	—	—	—	—	—	(468)	—	(468)
Earned compensation, executive stock option	—	—	—	—	—	—	38	—	38
Issuance of preferred stock dividend	4,037	—	—	—	—	—	403	—	403

Balance, December 31, 2003	114,037	$1	6,189,460	$62	4,058,699	$40	$51,149	$(91,034)	$(39,782)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(38,200)	$(17,576)	$(19,855)
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	33,989	23,651	36,673
Loss on investments	—	525	3,340
Non-cash compensation (income) expense	38	(1,251)	715
Non-cash interest expense	1,688	15	—
Changes in assets and liabilities:
Receivables	2,321	(3,250)	7,154
Representation contract buyouts receivable	333	(801)	(520)
Prepaid expenses and other current assets	289	22	148
Other noncurrent assets	690	6,119	(6,772)
Accounts payable and accrued expenses	7,542	3,433	(7,515)
Accrued interest	(122)	122	—
Accrued employee related liabilities	665	(1,093)	(2,475)
Other noncurrent liabilities	605	(1,439)	262

Net cash provided by operating activities	9,838	8,477	11,155

Cash flows from investing activities:
Additions to fixed assets	(2,271)	(541)	(681)
Redemption of marketable securities	—	—	9,965

Net cash (used in) provided by investing activities	(2,271)	(541)	9,284

Cash flows from financing activities:
Representation contract payments	(11,553)	(23,472)	(35,478)
Debt (repayments) borrowings, net of financing costs	(10,000)	9,584	—
Net borrowings on credit facility, net of financing costs	3,533	—	—
Issuance of Class A convertible preferred stock and warrants, net of issuance costs	—	10,230	—
Issuance of common stock	—	2,334	2,860

Net cash used in financing activities	(18,020)	(1,324)	(32,618)

Net (decrease) increase in cash and cash equivalents	(10,453)	6,612	(12,179)
Cash and cash equivalents, beginning of year	18,114	11,502	23,681

Cash and cash equivalents, end of year	$7,661	$18,114	$11,502

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$10,825	$9,900	$9,900
Income taxes paid, net	343	318	452
Prepayment penalty on term loan	500	—	—
Non-cash investing and financing activities:
Station representation contracts acquired	$4,100	$1,210	$19,648
Preferred stock dividend	468	240	—
Issuance of warrants and common stock	—	643	—

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

Revenue Recognition

The Company is a national representation (“rep”) firm serving radio broadcast clients throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. Fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. For the years ended December 31, 2003, 2002 and 2001, commission revenues include revenue derived from sales of advertising on the Internet of $2,254, $2,572 and $761, respectively. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2003, 2002, and 2001 each had 52 weeks.

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

Statement of Position 98-1 Accounting For The Costs Of Computer Software Developed Or Obtained For Internal Use (“SOP 98-1”) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The costs for such computer software is amortized on a straight-line basis over three years.

Depreciation and Amortization Expense

A summary of depreciation and amortization expense for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Depreciation of fixed assets	$2,574	$2,197	$1,818
Amortization of contract acquisition costs	29,941	20,204	30,553
Amortization of intangible and other assets	1,474	1,250	4,302

	$33,989	$23,651	$36,673

In 2003, the amortization of contract acquisition costs includes the writeoff of approximately $11,600 of deferred contract acquisition costs related to the termination of the Citadel representation contract. In 2001, amortization of contract acquisition costs includes the writeoff of approximately $6,000 of deferred contract acquisition costs related to the Clear Channel settlement (see Note 12). Additionally, in 2001, amortization of intangible assets includes a $2,400 charge for goodwill impairment.

Long-Lived Assets

In January 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets. The Company currently does not have any goodwill on its books, therefore the adoption of this statement did not have a significant impact on the Company’s financial position and results of operations.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

In January 2002, the Company adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. During 2001, the Company assessed the impairment of its long-lived assets under SFAS No. 121 Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.

We assess the impairment of our long-lived assets in accordance with SFAS No. 144, which requires testing when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We reevaluate these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining life. SFAS No. 144, which also applies to other long-lived assets such as plant, property and equipment, as well as groups of assets, provides examples of indicators of potential impairment such as: a significant decrease in market price of the asset; a significant adverse change in the extent or manner in which the asset is used; a significant adverse change in legal factors or the business climate; an adverse action or assessment by a regulator; excess cost accumulation for the acquisition or construction of the asset; current period operating cash flow losses combined with a similar history or a projection of future losses; and a more likely than not expectation that the asset will be sold. If any indicators were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), we would perform the next step which is to determine the fair value of the asset and record an impairment, if any.

Stock Growth Plan

The Company maintains a Stock Growth Plan (“SGP”) for eligible employees. Cash contributions made by the Company to the SGP are recorded as compensation expense. Shares of the Company’s stock owned by the SGP are treated as outstanding common stock.

Stock-Based Compensation

The Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. The Company has implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock Based Compensation, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 in respect of stock options granted during those periods. See Note 6 to Consolidated Financial Statements for further discussion of the Company’s accounting for its stock-based compensation plans. Had

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, the Company’s net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	2003	2002	2001
Net loss applicable to common shareholders, as reported	$(38,668)	$(17,816)	$(19,855)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(746)	(938)	(937)

Pro forma net loss	$(39,414)	$(18,754)	$(20,792)

Loss per share:
Basic and diluted—as reported	$(3.77)	$(1.88)	$(2.28)
Basic and diluted—pro forma	$(3.85)	$(1.98)	$(2.38)

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

Deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the period the services are provided.

Restructuring and Severance Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company’s competitive position. In 2001, the Company recognized restructuring charges of $3,471, which were primarily comprised of termination benefits. The restructuring program resulted in the termination of approximately 53 employees. At December 31, 2002, the remaining accrual was approximately $742. During 2003, the Company offered an early retirement program, which was accepted by 17 people, including four executives, to reduce compensation costs on a going forward basis. This resulted in approximately $3,000 of termination benefits to be paid over an extended period of time, approximately $2,740 of which was recorded during 2003 at net present value. In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the Company to record this new liability at fair value as of the time the liability was incurred. The Company paid approximately $1,272 and $2,175 of termination benefits under both programs during the years ended December 31, 2003 and 2002, respectively, and has accreted approximately $95 of interest expense in 2003. At December 31, 2003 and 2002, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $2,230 and $742, respectively, of which $1,463 and $563, respectively, are included in accrued employee related liabilities and $767 and $179, respectively, are included in other noncurrent liabilities. In 2003, $75 is included in accounts payable.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 10,248,159, 9,490,519, and 8,715,129 for the years ended December 31, 2003, 2002, and 2001, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2003, 2002, and 2001, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation.

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

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information requires the Company to report segment financial information consistent with the presentation made to the Company’s management for decision making purposes. The Company is managed as one segment and all revenues are derived solely from representation operations and related activities.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires the Company to report and display certain information related to comprehensive income. As of December 31, 2003, 2002 and 2001 net income equaled comprehensive income.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

2.    New Accounting Pronouncements

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Significant changes to

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

this interpretation were proposed by FASB in October 2003, including delaying the effective date to the beginning of the first reporting period ending after December 15, 2003. The Company does not currently own an interest in any variable interest entities. The adoption of this statement did not have a material effect on these financial statements.

3.    Acquisitions and Investments

In December 2000, the Company invested $3,000 in Cybereps, Inc. increasing its ownership percentage from 16% to 51%. The Company retroactively accounted for the investment using the equity method of accounting and for the year ended December 31, 2001, has recorded an equity loss on the investment of $1,561, which is included in loss on investments in the accompanying statements of operations. In October 2001, the Company assumed effective control of Cybereps’ operations and has consolidated its operations from that date. In addition in 2001, we recorded an impairment of $2,400 pertaining to our goodwill in Cybereps, Inc. created as a result of the Company’s consolidation in October 2001. In September 1999, the Company acquired substantially all of the assets of Morrison and Abraham, Inc., a promotion and marketing consulting service to the radio broadcasting industry, for approximately $1,000 paid upon closing and a maximum of $3,000 to be paid contingent upon certain future performance measures over five years. The performance measures were met for the year ended December 31, 2002 and therefore, the Company has paid an additional $2,000 to date. No payment was required in 2003. The acquisition has been accounted for by the purchase method; accordingly, operating results are included in the accompanying statements of operations from the date of purchase. The acquired assets include fixed assets, current assets and rights to certain service agreements. The excess of cost over the fair market value of the assets acquired is attributable to customer list intangible and is being amortized over a five year period.

The Company has investments in affiliates, which are accounted for using the cost method of accounting, as the Company does not have the ability to exercise significant influence over operating and financial policies of these affiliates. During 2002, the Company recorded a write down of approximately $525 to reflect these investments at their net realizable value. This charge is included in loss on investments in the accompanying statement of operations. During 2001, the Company recorded a write down of approximately $1,900 and is included in loss on investments in the accompanying statement of operations. The total carrying value of these investments was approximately $2,000 as of December 31, 2003 and 2002, representing a range of ownership from 8% to 16% of the affiliated companies.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

4.    Fixed Assets

Fixed assets are comprised of the following:

	December 31,
	2003	2002
Furniture and equipment	$17,398	$15,989
Computer software	3,954	2,425
Leasehold improvements	6,141	6,133
Equipment held under lease	3,461	3,461

	30,954	28,008
Less—Accumulated depreciation and amortization	(25,904)	(23,330)

Fixed assets, net	$5,050	$4,678

5.    Accounts Payable

The Company utilizes a cash management system whereby overnight investments are determined daily. Included in accounts payable are $5,804 and $8,693 of book overdrafts as of December 31, 2003 and 2002, respectively, which result from this cash management program.

6.    Employee Stock Plans

Employee Stock Ownership Plan

The Company maintained an Employee Stock Ownership Plan (the “ESOP”) for eligible employees that was terminated in 2001. The ESOP distributed substantially all of its assets to the ESOP employee participants prior the end of 2002. In connection with such distribution, all shares of the Company’s Class B common stock held by the ESOP in participant accounts were transferred to such participants’ accounts in the Company’s Stock Growth Plan and all cash held was transferred, in accordance with participant elections, to their 401(k) accounts with the Company or various roll-over IRAs.

As of December 31, 2003 and 2002, the Company’s ESOP owned no Class B common shares. During 2001, the ESOP transferred 119,576 shares to the Company’s 401(k) Plan (see Note 7).

Stock Growth Plan

On January 1, 1995, the Company established the Stock Growth Plan, a qualified stock bonus plan through which certain qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. The Company makes regular quarterly cash contributions to the Stock Growth Plan. For the years ended December 31, 2003, 2002, and 2001, the Company recorded compensation expense of $2,440, $2,321, and $2,708, respectively in relation to these contributions. The Company’s contributions to the

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Stock Growth Plan were used to purchase shares of Interep Class B common stock from the Company in 2002 and 2001. In 2003, the Company used the contributions to purchase Interep Class A common stock on the open market. No accrual was required as of December 31, 2003 and 2002.

During 2002, the Company issued 747,759 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of approximately $2,300. During 2001, the Company issued 680,330 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of approximately $2,800. The shares were issued at the estimated current fair market value on the date of issuance, determined based on the trailing 20-day trading average of the Company’s Class A common stock. During 2003, 2002 and 2001, the Stock Growth Plan purchased 668,480, 10,000 and 13,000 shares of Class A common stock, respectively, on the open market at a weighted average fair value of $2.12, $2.51 and $3.63, respectively. As of December 31, 2003 and 2002, the Stock Growth Plan owned 3,422,780 and 4,042,632 Class B common shares, respectively, and 746,002 and 100,595 of Class A common shares, respectively, representing approximately 40.7% and 40.4%, respectively, of the Company’s total shares outstanding, before consideration of common stock equivalents. Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants are made in the shares of the Company’s Class B common stock allocated to their plan accounts upon termination of employment.

Stock Options

The Company follows APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense generally is recognized.

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $1.72 for 2003 and $3.30 for 2002, with the following weighted average assumptions: risk free interest rate of 3.25% for 2003 and 2002; expected volatility factors of 108% and 174% for 2003 and 2002, respectively; expected dividend yield of 0% for 2003 and 2002; and estimated option lives of 5 years for 2003 and 2002. No stock options were issued in 2001.

In 1999, the Company adopted the 1999 Stock Incentive Plan. The plan provides for the granting of options and appreciation rights of the Company’s Class A and Class B common stock. The option price per share may not be less than the fair market value of the Class A and Class B common stock on the date the option is granted. The aggregate number of shares may not exceed 666,667 for any participant during any three consecutive 12-month periods, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments. Under the terms of the plan, the Company is authorized to grant options to purchase up to a total of 2,000,000 shares of Class A and Class B common stock.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

A summary of the stock options outstanding during the years ended December 31, 2003, 2002, and 2001 is set forth below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	5,006,739	$3.62
Exercised during 2001	(26,500)	2.81
Forfeited during 2001	(87,150)	2.81

Outstanding at December 31, 2001	4,893,089	$3.64
Granted during 2002	10,000	3.32
Exercised during 2002	(3,833)	2.81
Forfeited during 2002	(19,150)	2.81

Outstanding at December 31, 2002	4,880,106	$3.64
Granted during 2003	290,000	1.96
Exercised during 2003	—	—
Forfeited during 2003	(48,701)	2.81

Outstanding at December 31, 2003	5,121,405	$3.56

Options exercisable at December 31, 2002	4,716,260	$3.67
Options exercisable at December 31, 2003	4,824,738	$3.65

The following table summarizes information regarding the stock options outstanding at December 31, 2003, either pursuant to the terms of the Plan or pursuant to the terms of the option grant, if granted prior to the adoption of the Plan:

Number of options outstanding	Number of options exercisable	Exercise Price	Remaining Contractual Life
208,960	208,960	$1.56	2 Years
288,440	288,440	2.77	2 Years
417,920	417,920	3.91	2 Years
835,839	835,839	3.80	4.5 Years
1,985,119	1,985,119	4.02	4.5 Years
470,160	470,160	4.20	5 Years
614,967	614,967	2.81	6.5 Years
10,000	3,333	3.32	8.5 Years
40,000	—	1.73	9.3 Years
250,000	—	2.00	9.9 Years

5,121,405	4,824,738

In prior years, the Company repriced 775,300 options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing and has reduced compensation expense of

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

$1,251 in 2002 and recorded compensation expense of $715 in 2001. The price of the stock dropped below the repriced levels after trading at prices higher than the repriced levels. No compensation expense was required in 2003.

On March 19, 2003, the Company granted 40,000 options to an executive of the Company at an exercise price of $1.73, which was the fair market value at the date of grant. These options vest over a three-year period. On November 21, 2003, the Company granted 250,000 options to an executive of the Company at an exercise price of $2.00, which was the below fair market value at the date of grant. The Company recorded compensation expense of $38 related to these options, since they were granted at below market value. These options vest over a three-year period.

7.    Employee Benefit Plans

Managers’ Incentive Compensation Plans

The Company maintains various managers’ incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. The Company provided approximately $774, $1,046, and $562 for such compensation during 2003, 2002, and 2001, respectively.

401(k) Plan

The Company has a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed ninety days of service with the Company. Under the terms of the 401(k) Plan, the Company may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. The Company provided $722, $764, and $761 in the form of cash in 2003, 2002, and 2001, respectively.

Deferred Compensation Plans

Certain of Interep’s subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 2003, 2002, and 2001, the Company provided compensation expense of $67, $85, and $96, respectively related to these plans.

The Company has agreements with several of its employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 2003. The Company provided $126, $188, and $184 in 2003, 2002, and 2001, respectively, for these plans which principally represented interest on the vested benefits.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Amounts due under these plans and agreements of $2,275 were fully vested as of December 31, 2003 and are recorded as accrued expenses ($505) and other noncurrent liabilities ($1,770) on the Company’s consolidated balance sheets; however, they remain subject to further appreciation/depreciation upon changes in value (as defined).

Other

The Company has life insurance policies on certain of its executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $1,982 and $803 as of December 31, 2003 and 2002, respectively, and offsetting loans of $926 and $578, respectively, which is included in Investments and Other Assets on the accompanying consolidated balance sheets.

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

Components of the provisions for income taxes are as follows:

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	343	464	535
Deferred:
Federal	(14,843)	328	(9,050)
Valuation Allowance	14,843	6,568	4,029

Total provision (benefit)	$343	$7,360	$(4,486)

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the loss before income taxes for the periods ended December 31, 2003, 2002, and 2001, is as follows:

	2003	2002	2001
Benefit computed at the federal statutory rate of 34%	$(12,988)	$(3,473)	$(8,276)
State and local taxes, net of federal income tax benefit	(1,639)	(306)	(1,044)
Change in valuation allowance and other adjustments	14,843	10,623	4,395
Nondeductible travel and entertainment expense	163	168	167
Nondeductible insurance premiums	(73)	22	119
Nondeductible investment loss	—	326	153
Other	37

Total	$343	$7,360	$(4,486)

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Depreciation and amortization	$4,391	$4,214
Accruals not currently deductible for tax purposes	1,819	1,739
Consolidated net operating loss carryforward	28,409	17,112
Other	2,585	2,463

	37,204	25,528
Deferred tax liabilities:
Buyout receivable	187	320
Unamortized representation contracts	10,798	13,755
Other	779	856

Net deferred tax asset	25,440	10,597
Valuation allowance	(25,440)	(10,597)

Net deferred tax asset	$—	$—

As of December 31, 2003 and 2002, the Company had an accrued tax liability of $166 and $166, respectively, on its consolidated balance sheets. The Company has a tax net operating loss of $71,022 as of December 31, 2003 that expires in 2018 through 2023.

9.    Long-Term Debt

Long-term debt at December 31, 2003 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $4,000 of a $10,000 senior secured revolving credit facility, maturing in September 2006. Long-term debt at December 31, 2002 was comprised of $99,000 in Notes and a $10,000 five-year term loan, which was scheduled to mature in November 2007, as described below, less the issuance of warrants as a long-term debt discount of $523.

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

The Company capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At December 31, 2003, the remaining balance is $2,105.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

On September 25, 2003, the Company entered into a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. to replace the Company’s $10,000 senior secured term loan facility with an institutional lender. The revolving credit facility enables the Company to efficiently manage its cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of the Company’s and its subsidiaries’ property and assets, tangible and intangible. The facility provides for interest to be paid monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that the Company (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Company and any of its Subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200,000 of representation contract value as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. The Company has incurred approximately $467 in legal and other costs directly related to the revolving credit facility, which will be amortized into interest expense over the life of the facility. The remaining $1,200 of unamortized financing costs related to the term loan facility that was replaced by the revolving credit facility was written off to interest expense in the third quarter of 2003. The remaining $400 of unamortized discount related to the warrants issued in conjunction with the term loan facility was also written off to interest expense during the third quarter of 2003. Substantially all of the Company’s subsidiaries are guarantors of the revolving credit facility. Each guarantee is full, unconditional and joint and several with the other guarantees.

On November 7, 2002, we entered into an agreement with an institutional lender to provide us with a $10,000 term loan facility. The loan had a five-year term, maturing in November 2007, was secured by a security interest in substantially all of our assets and requires that interest at a rate of 8.125% be paid quarterly. In connection with the loan, we issued a warrant to an affiliate of the lender to purchase 225,000 shares of our Class A common stock for nominal consideration. These warrants were valued at $538 using a Black-Scholes model and were recorded as a discount to the term loan facility, which was being amortized as interest expense based on an effective interest method over the life of the loan. These warrants were exercised in December 2002. In addition, 50,000 shares of our Class A common stock were issued to an advisor in connection with the term loan. These shares were valued at $120 using a Black-Scholes model and were recorded as deferred loan cost, which was being amortized on a straight line basis over the term of the loan. The loan was fully repaid on September 25, 2003.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

10.    Shareholders’ (Deficit) Equity

In May 2002, the Company amended its certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over the Company’s Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of the Company’s Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at the Company’s discretion. The Company expects to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on most matters on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, the Company completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. The Company allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. In accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded approximately $2,100 beneficial conversion in additional paid in capital. The Company incurred approximately $770 in legal and other costs directly related to the private placements.

During 2003 and 2002, primarily in connection with employee terminations, 544,761 and 458,762 shares of Class B common stock were converted into Class A common stock.

11.    Related Party Transactions

Since December 1979, the Company has leased from a trust, of which one of its executives is an income beneficiary and one of its executives is the trustee, a building which is used by the Company for training sessions and management meetings. The building was sold at December 31, 2003 and will no longer be used by the Company. Total lease expense was $84, $84, and $78 in 2003, 2002, and 2001, respectively.

Since 1997, the Company has had an agreement with Media Financial Services, Inc., an affiliate of one of the Company’s executives, whereby Media Financial Services provides financial and accounting services to the Company. The fee for these services amounted to approximately $3,400, $3,200, and $3,200 in 2003, 2002, and 2001, respectively.

In January 2002, an executive of the Company personally guaranteed approximately $2,000 in connection with the Katz litigation settlement. This executive is to receive a fee of 7.5% of the guaranty amount, payable annually. In 2003 and 2002, this executive received payments of $50 and $100, respectively. The guaranty will be in place until the settlement has been funded, which is expected by December 2004.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

12.    Commitments and Contingencies

At December 31, 2003, the Company was committed under operating leases, principally for office space, which expire at various dates through 2009. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $5,679, $5,507, and $5,100 in 2003, 2002, and 2001, respectively. The noncash portion of rent expense was $439, $389, and $271 for 2003, 2002, and 2001, respectively. Also included in rent expense for 2003 is $990 related to the sublease lease loss contingency. Future minimum rental commitments under noncancellable leases are as follows:

2004	$4,994
2005	3,143
2006	2,075
2007	1,957
2008	1,497
Thereafter	775

As of December 31, 2003, the total minimum sublease rentals to be received in the future under noncancelable operating subleases were $2,660.

The Company has representation contract buyouts payable due over the next five years, as follows:

2004	$7,431
2005	2,458
2006	1,365
2007	306
2008	300
Thereafter	350

The Company has employment agreements with certain of its officers and employees for terms ranging from two to five years with annual compensation aggregating approximately $3,820. These agreements include escalation clauses (as defined) and provide for certain additional bonus and incentive compensation.

The Company is involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

On October 23, 2003, one of the Company’s subsidiaries instituted an arbitration proceeding in Las Vegas, Nevada against Citadel Broadcasting Corporation in connection with Citadel’s termination of its representation contract with the Company. The Company is seeking monetary damages from Citadel for, among other things, unpaid commissions to which the Company is contractually entitled and other damages arising from Citadel’s breach of the representation contract and certain other contracts to which Citadel is a party. The Company commenced the arbitration proceeding pursuant to

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

the commercial arbitration rules of the American Arbitration Association. On November 20, 2003, Citadel served its answer and several counterclaims. Arbitrators have been selected and the parties are proceeding with the arbitration. The Company believes that it has factual and legal defenses to the counterclaims and intends to pursue its claims and defend the counterclaims vigorously.

In 2000, certain clients of the Company were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. The Company has agreed to indemnify its clients from and against any loss, liability, cost or expense incurred in the actions. In 2002, the Company entered into a settlement agreement regarding these contract acquisition claims. The settlement will result in the offset of approximately $12,500 in representation contract buyouts receivable and payable as well as additional contract termination revenue of $2,400. In addition, the settlement included a payment schedule for approximately $10,000 in contract representation buyouts payable that had been previously recorded, the remaining balance of $2,000 is reflected in the table above.

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

13.    Supplemental Information

Interest expense is shown net of interest income of $100, $107, and $763 in 2003, 2002, and 2001, respectively.

The Company has only one broadcast group that contributes revenues in excess of 10%. Infinity, contributed approximately 29%, 28% and 28% of the Company’s total revenues in 2003, 2002 and 2001, respectively. Infinity also represented approximately 29% and 38% of the Company’s trade account receivables in 2003 and 2002, respectively.

In 2001, contract buyout receivables from one group of radio representation firms represented $12,244 of the Company’s total contract buyout receivables.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

14.    Fair Value of Financial Instruments

The estimated fair values of other financial instruments subject to fair value disclosures were determined based on broker quotes or quoted market prices. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$99,000	$87,615	$99,000	$77,220

At December 31, 2003, the Company also has a $10 million senior secured credit facility, of which $4 million was outstanding and classified as long-term debt on the consolidated balance sheet. At December 31, 2002, the Company had a $10,000 term loan outstanding ($9,477, net of unamortized discount), which is classified as long-term debt on the consolidated balance sheet. The carrying value of these loans approximates fair market value.

The fair value of cash and cash equivalents, accounts receivables and accounts payables approximate the carrying amount due to the short maturity of those instruments.

15.    Quarterly Financial Information (Unaudited)

2003 Quarter Ended	March 31	June 30	September 30	December 31	2003 Year
Commission revenues	$18,342	$22,832	$23,009	$23,572	$87,755
Contract termination revenue	5	570	42	49	666

Total Revenues	18,347	23,402	23,051	23,621	88,421
Operating expenses	24,382	24,882	36,885	26,988	113,137
Operating loss	(6,035)	(1,480)	(13,834)	(3,367)	(24,716)
Net loss applicable to common shareholders	(8,947)	(4,533)	(18,916)	(6,272)	(38,668)
Basic and diluted loss per share	$(0.87)	$(0.44)	$(1.85)	$(0.61)	$(3.77)

2002 Quarter Ended	March 31	June 30	September 30	December 31	2002 Year
Commission revenues	$17,528	$23,704	$22,183	$23,957	$87,372
Contract termination revenue	2,387	3,979	18	836	7,220

Total Revenues	19,915	27,683	22,201	24,793	94,592
Operating expenses	21,980	24,581	23,055	24,198	93,814
Operating (loss) income	(2,065)	3,102	(854)	595	778
Net (loss) income applicable to common shareholders	(3,791)	311	(3,005)	(11,331)	(17,816)
Basic (loss) earnings per share	$(0.41)	$0.03	$(0.31)	$(1.16)	$(1.88)
Diluted (loss) earnings per share	$(0.41)	$0.02	$(0.31)	$(1.16)	$(1.88)

Schedule II

INTEREP NATIONAL RADIO SALES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged (credited) to costs and expenses	Deductions	Balance at end of year
December 31, 2001
Allowance for Doubtful Accounts	$1,940	404	(597)	$1,747
Valuation Allowance on Deferred Tax Assets	$—	4,029	—	$4,029
December 31, 2002
Allowance for Doubtful Accounts	$1,747	119	(549)	$1,317
Valuation Allowance on Deferred Tax Assets	$4,029	6,568	—	$10,597
December 31, 2003
Allowance for Doubtful Accounts	$1,317	(204)	(305)	$808
Valuation Allowance on Deferred Tax Assets	$10,597	14,843	—	$25,440

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

March 29, 2004

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

/s/ RALPH C. GUILD Ralph C. Guild	Chief Executive Officer, Chairman of the Board and Director	March 29, 2004

/s/ GEORGE E. PINE George E. Pine	President, Chief Operating Officer and Director	March 29, 2004

/s/ MARC G. GUILD Marc G. Guild	President, Marketing Division; Director	March 29, 2004

/s/ WILLIAM J. MCENTEE, JR. William J. McEntee, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ LESLIE D. GOLDBERG	Director	March 29, 2004
Leslie D. Goldberg

/s/ HOWARD M. BRENNER	Director	March 29, 2004
Howard M. Brenner
/s/ JOHN PALMER	Director	March 29, 2004
John Palmer

/s/ ARNIE SEMSKY	Director	March 29, 2004
Arnie Semsky
/s/ ARNOLD SHEIFFER	Director	March 29, 2004
Arnold Sheiffer

SUPPLEMENTAL INFORMATION

As of the date of filing of this Report, we have not yet sent to our holders of common stock our 2003 annual report or proxy materials for our 2004 annual meeting of shareholders. We will send copies of such materials to the Securities and Exchange Commission when they are sent to our security holders.

Exhibit Index

Exhibit Number	Exhibit Description

14	Code of Ethics for Senior Management

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))