Form 10-K/A
period 2003-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2004-04-28
CIK 796735

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

(212) 916-0700

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	None (Securities are quoted on the Nasdaq OTC Bulletin Board)

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

As of June 30, 2003, the aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s Class A Common Stock on The Nasdaq Stock Market, as reported in the Wall Street Journal, was $15,851,006 (this excludes shares owned beneficially by directors, executive officers or the registrant’s Stock Growth Plan).

The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 19, 2004, was 6,320,524 shares of Class A Common Stock, and 4,166,394 shares of Class B Common Stock.

The registrant hereby amends Items 10, 11, 12, 13 and 14 of its Annual Report on Form 10-K, filed on March 29, 2004, as follows:

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers:

Name	Position	Age
Ralph C. Guild	Chief Executive Officer and Chairman of the Board and Director	75

George E. Pine	President, Chief Operating Officer and Director	55

Marc G. Guild	President, Marketing Division, Director	53

William J. McEntee, Jr.	Senior Vice President and Chief Financial Officer	60

Howard M. Brenner	Director	70

Leslie D. Goldberg	Director	61

John E. Palmer	Director	77

Arnie Semsky	Director	58

Arnold Sheiffer	Director	71

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

George E. Pine was appointed President and Chief Operating Officer of the Company in March 2003. He joined our Board of Directors in April 2003. He was President of the Company’s ABC Radio subsidiary from 1998 until becoming President of the Company. Before that, he served the Company in various sales management capacities since 1973, including President of Interep East. Mr. Pine is a Member of the Board of Trustees of both Ithaca College and the Webb School in Tennessee and serves as Chairman of their respective Development Committees. Mr. Pine also serves on the Board of Directors of the Radio Advertising Bureau. He is a member of the International Radio & Television Society.

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

Howard M. Brenner has served as a director of Interep since December 1999. He has been a senior advisor at Morgan Joseph & Co., Inc. (f/k/a Morgan Lewis Githens & Ahn), a brokerage firm, and a broker at American Portfolios, since 2001. In 1990, Mr. Brenner founded Brenner Securities Corporation, Inc., a brokerage firm, now known as HCFP Brenner Securities, LLC, and served as its Chief Executive Officer and Chairman of the Board of Directors until 2001. Mr. Brenner, when CEO of Brenner Securities, settled an SEC administrative proceeding in which it was alleged that he, as CEO of Brenner Securities, had not developed and implemented certain internal procedures and, therefore, had failed to exercise requisite supervision over subordinates. Mr. Brenner was suspended for 180 days from acting in a supervisory capacity and paid a fine. Mr. Brenner fully complied with this order. Prior to 1990, Mr. Brenner served as President of Drexel Burnham Group, Inc. Mr. Brenner is a director of Translux Corporation.

Leslie D. Goldberg served as President of Interep from August 1986 to the end of 1995, and has served as a director of Interep since 1986. He has been employed by Interep since 1968 in various capacities. Mr. Goldberg serves on the Board of Directors of The Radio Creative Fund.

John E. Palmer has served as a director of Interep since June 2001. He is the Chairman of Palmer & Palmer, Inc., established in 1995, a boutique investment banking firm specializing in financial and project strategy advice to media, communications and other select product and service companies. Prior to 1995, he served as Executive Vice President and head of Corporate Finance for four years at Fahnestock & Co., a New York investment banking firm. In 1970, he founded KIIS Radio in Los Angeles and served as its president, general manager and majority owner for six years.

Arnie Semsky joined our Board of Directors in April 2002. Mr. Semsky served as Executive Vice President, Worldwide Media Director and a Board member of BBDO Worldwide, a unit of Omnicom Group, for twenty years, through 1998. For the past six years, Mr. Semsky has served as a senior adviser to ESPN and the ESPN/ABC Sports Customer Marketing and Sales Group, both of which are part of The Walt Disney Company. He presently serves as a director and a member of the compensation committee of 24/7 Real Media, Inc., an internet rep company.

Arnold Sheiffer joined our Board of Directors in April 2003. Mr. Sheiffer has served as the Chairman of Petry Media Corporation, an independent television rep company, since 2000. He served as Managing Director of Sandler Capital Management, an investment firm that specializes in media and telecommunications, from 1999 to 2000. From 1998 to 2000, he was the Chairman and Chief Executive Officer of Smart Route Systems, Inc. Mr. Sheiffer joined Katz Media in 1990 as Chief Financial Officer and became Chief Operating Officer in 1992 and served in that position until 1995. He currently serves on the boards of Petry Media Corporation, Goldentree Asset Management and Destinta Theaters. He has served as a Trustee of The Jewish Center of the Hamptons, and is currently a Director of The Michael Wolk Heart Foundation, a Trustee of the Robert Grunder Memorial Scholarship and a trustee of the Radio Drama Network Foundation.

Audit Committee Financial Expert

Our Board of Directors has determined that our Audit Committee, consisting of Howard Brenner, John Palmer, Arnie Semsky and Arnie Sheiffer, has at least one “audit committee financial expert”. The Board determined that Howard Brenner, Arnie Semsky and Arnie Sheiffer are independent according to the definition of “independent director” as set forth in the listing standards of the NASD, and, based upon their experience, training and education, qualify as audit committee financial experts.

Code of Ethics for Senior Management

In addition to general standards of good business conduct and ethics applicable to all of our directors and employees, we have established a Code of Ethics for senior management (“Code of Ethic”), including (i) our Chief Executive Officer, (ii) our senior financial officers, including our Chief Financial Officer and any other senior finance or accounting personnel as our Chief Executive Officer or Chief Financial Officer may designate from time to time as being subject to the Code of Ethics, and (iii) other members of senior management, including rep company presidents, regional executives, corporate officers and such others as our Chief Financial Officer may designate. The Code of Ethics has been filed with the SEC as Exhibit 14 to this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of our common stock on Forms 3, 4 and 5, and to furnish us with copies of all such forms they file. Based on a review of the copies of such forms furnished to us, we believe that all of our officers, directors and greater than 10% beneficial owners filed all such forms that were required to be filed during or with respect to 2003, except that a number of reports were not timely filed. Ralph Guild filed two Forms 4 after the due date, reporting two purchases transactions. Our Stock Growth Plan filed two Forms 4 after the due date, reporting a total of 27 purchase transactions and three sale transactions.

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

Executive Compensation

The following table shows compensation for services rendered in all capacities to Interep for the years ended December 31, 2003, 2002 and 2001 by the Chief Executive Officer, President and Chief Operating Officer, President, Marketing Division and Chief Financial Officer, which represent Interep’s most highly compensated executive officers as of December 31, 2003.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation							Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payouts ($)	All Other Compensation ($)(2)
Ralph C. Guild Chairman, Chief Executive Officer	2003 2002 2001	$ $ $	873,825 907,046 910,208		— — —	$ $ $	104,583 104,583 104,583	(3) (3) (3)	— — —	— — —	— — —	$ $ $	23,841 23,454 19,892
George E. Pine President and Chief Operating Officer	2003 2002 2001	$ $ $	425,959 302,054 385,216	$	— — 27,044		— — —		— — —	— — —	— — —	$ $ $	23,841 23,454 19,892
Marc G. Guild President, Marketing Division	2003 2002 2001	$ $ $	342,159 342,046 345,208	$	— 36,000 —		— — —		— — —	— — —	— — —	$ $ $	23,841 23,454 19,892
William J. McEntee, Jr. Senior Vice President and Chief Financial Officer (4)	2003 2002 2001	$ $ $	182,159 187,975 145,208	$	— 16,000 —		— — —		— — —	— — —	— — —	$ $ $	21,441 15,325 19,892

(1)	The Company did not award any stock appreciation rights (“SARs”) during its 2003, 2002 or 2001 fiscal years.
(2)	Includes amounts contributed by Interep on behalf of Messrs. Ralph Guild, Pine, Marc Guild and McEntee to the Stock Growth Plan of $17,841 per person for 2003; $17,954, $17,954, $17,954 and $12,025, respectively, for 2002; and $14,792 per person for 2001. Also includes amounts contributed by Interep on behalf of such persons to Interep’s 401(k) Plan of $6,000, $6,000, $6,000 and $3,600, respectively, for 2003; $5,500, $5,500, $5,500 and $3,300, respectively, for 2002; and $5,100 per person for 2001.
(3)	Represents payments under a supplemental income agreement. See “Employment Contracts,” below.
(4)	Mr. McEntee serves in such capacities pursuant to a Services Agreement between Interep and Media Financial Services, Inc. See Item 13.

Option Grants in Last Fiscal Year

The table below sets forth information about all stock options granted to executive officers during 2003. The hypothetical value of the options as of their date of grant has been calculated using the Black-Scholes option pricing model, as permitted by SEC rules, based upon a set of assumptions set forth in the footnote to the table. It should be noted that this model is only one method of valuing options, and the Company’s use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

OPTION GRANTS DURING FISCAL 2003

Name	Number of Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Hypothetical Value at Grant Date(2)
George E. Pine	40,000	13.8%	$1.73	3/19/2013	$59,131

(1)	The Compensation Committee administers the Company’s stock option and incentive plans and has general authority to accelerate, extend or otherwise modify benefits under option grants in certain circumstances within overall plan limits.
(2)	The estimated present value at grant date of options granted during fiscal year 2003 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: estimated time until exercise of six years; a risk-free interest rate of 3.25%; a volatility rate of 108%; and a dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The options vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to acceleration in certain circumstances.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, as to each person who was an executive officer as of December 31, 2003, the status of their options at the end of fiscal 2003.

Name and Principal Position(1)	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Options/SARs at Fiscal Year End (#)		In-the-Money Options/SARs at Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph C. Guild Chairman and Chief Executive Officer	—	—	2,684,759	—	—	—
George E. Pine President and Chief Operating Officer	—	—	67,240	40,000	—	—
Marc G. Guild President, Marketing Division	—	—	432,920	—	—	—
William J. McEntee Vice President and Chief Financial Officer	—	—	457,920	—	—	—

(1)	See Notes 7, 8, 9 and 10 to the Beneficial Ownership Table in Item 12, below, for additional information regarding the options held by these individuals.

Employment Contracts

Ralph Guild is employed as our Chairman of the Board and Chief Executive Officer under an employment agreement. The term of this agreement runs through February 28, 2009 and is automatically extended for an additional year each March 1 unless either we or Ralph Guild notifies the other on or before February 1 of the same year of our or his election not to extend the agreement. Ralph Guild receives a base salary of not less than $925,000 per year, plus any bonus, incentive or other types of additional compensation which our Board of Directors determines to pay. In September 2003, Mr. Guild voluntarily reduced his salary to $825,000 per year until further notice. Further, he is entitled to receive annual incentive compensation based on increases in our Adjusted EBITDA. If Adjusted EBITDA for any year is greater than the Adjusted EBITDA for the previous year, Ralph Guild will be entitled to a bonus equal to a percentage of his base salary equal to two times the percentage increase of Adjusted EBITDA for such year over the higher of Adjusted EBITDA for the prior year and the highest Adjusted EBITDA for any prior year back to 1998. If we elect not to extend the term of the agreement, we are required to retain Ralph Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

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

George Pine is employed as our President and Chief Operating Officer under an employment agreement. The term of this agreement runs through February 28, 2007, and is automatically extended for an additional year each March 1 unless either we or George Pine notifies the other on or before February 1 of the same year of our or his election not to extend the agreement. Under the agreement, George Pine receives a base annual salary of $480,000 and a minimum incentive amount of $120,000 per year, which is payable by us only if we achieve certain financial or other goals set at the beginning of each year. On signing the employment agreement, Mr. Pine was granted options to acquire 40,000 shares of our Class B common Stock at an exercise price of $1.73 per share. The options vest in equal installments on the first three anniversaries of the date of grant. We also granted Mr. Pine options to acquire 40,000 shares of our Class B common stock at an exercise price of $2.81 per share, but these options did not vest because we did not achieve EBITDA for our 2003 fiscal year in excess of our internal target.

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

Marc Guild is employed as our President, Marketing Division under an employment agreement. The term of this agreement runs through March 31, 2009, and is automatically extended for an additional year each April 1 unless either we or Marc Guild notifies the other on or before March 1 of the same year of our or his election not to extend the agreement. Under the agreement, Marc Guild receives a base annual salary of $360,000 and a minimum incentive amount of $90,000 per year, which is payable by us only if we achieve certain financial or other goals set at the beginning of each year. The agreement also provides that if his employment is terminated because of his permanent disability, Marc Guild is entitled to payments equal to 75% of his then current salary plus 75% of his then current incentive bonus, less any income disability benefits that he may receive or to which he may be entitled, for the duration of the term of the agreement. If his employment is terminated because of his death or by Marc Guild for cause, he is entitled to his then current salary, plus 75% of his then current incentive bonus, and in addition, if he terminated his employment for cause, he is entitled to payment of the consulting fees that would have been payable if his employment had not been terminated. If we elect not to extend the term of the agreement, we are required to retain Marc Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

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

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2003, the Compensation Committee of the Board of Directors determined executive officer compensation. The members of the Compensation Committee during 2003 were Howard Brenner, John Palmer, Arnie Semsky and Arnold Sheiffer.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our common stock held on April 19, 2004 by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

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

As of April 19, 2004, there were outstanding 6,320,524 shares of Class A common stock, which are publicly traded, and 4,166,394 shares of Class B common stock and 114,037 shares of Series A convertible preferred stock, neither of which are publicly traded. Only qualified holders, that is, members of our Board of Directors, our active employees, the controlled affiliates, spouses, estates or personal representatives of directors and employees, and our employee benefit plans, including the Stock Growth Plan, may hold Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder or automatically under certain circumstances. Each share of the Class B common stock is entitled to 10 votes per share in all matters presented to the shareholders, except for certain amendments to the Restated Certificate of Incorporation, certain “going private” transactions and as otherwise required by applicable law. The shares of Class A common stock are entitled to one vote per share on all matters. The shares of Series A preferred stock vote on an “as-converted” basis with the Class A and Class B common stock, and a share of Series A preferred stock currently converts into 25 shares of Class A common stock.

	Amount and Nature of Beneficial Ownership				Percent of Total Voting Power
	Number		Percent
Name and Address of Beneficial Owner	Class A	Class B	Class A	Class B
5% Beneficial Owners
Interep National Radio Sales, Inc. Stock Growth Plan and Trust(1) c/o Interep National Radio Sales, Inc. 100 Park Avenue New York, New York 10017	710,796	3,503,086	11.3%	84.1%	70.3%
Gabelli Group Capital Partners, Inc. (2) Gabelli Funds, LLC Gabelli Advisers, Inc. GAMCO Investors, Inc. MJG Associates, Inc. Gabelli Securities, Inc. Mr. Mario J. Gabelli One Corporate Center Rye, New York 10580-1435	2,070,267	0	26.1%	*	4.1%
EOS Partners, L.P. (3) EOS Partners SBIC II, L.P. 320 Park Avenue, 22nd Floor New York, New York 10022 EOS Partners (Offshore) L.P. P.O. Box 309 Ugland House, South Church Street Georgetown, Grand Cayman Cayman Islands	1,604,722	0	20.3%	*	3.1%
Mr. Peter S. Lynch (4) 82 Devonshire Street, S8A Boston, Massachusetts 02109	564,000	0	8.9%	*	1.1%
John A. Levin & Co. (5) BKF Capital Group, Inc. One Rockefeller Plaza New York, New York 10020	401,200	0	6.4%	*	*
Officers & Directors
Ralph C. Guild (1)(6)(7)	98,519	3,205,970	1.6%	46.8%	41.4%
George E. Pine (1)(8)	29,622	243,474	*	5.7%	4.8%
Marc G. Guild (1)(6)(9)	6,009	556,333	*	12.1%	10.1%
William J. McEntee, Jr. (1)(10)	12,037	470,137	*	10.2%	8.5%
Howard M. Brenner (11)	500	5,000	*	*	*
Leslie D. Goldberg (12)		57,240	*	1.4%	1.1%
John E. Palmer (13)		1,666	*	*	*
Arnie Semsky (13)		1,666	*	*	*
Arnold Sheiffer	15,850		*	*	*
All Directors and Executive Officers as a Group (9 Persons) (1)(6)(7)(8)(9)(10)(11)(12)(13)	162,537	4,541,486	2.6%	57.6%	51.8%

*	Less than 1%
(1)	The shares shown in this table as being owned beneficially by Messrs. Ralph Guild, Marc Guild, Pine and McEntee and by all directors and executive officers as a group include shares owned by the Stock Growth Plan and allocated to plan accounts maintained for such persons. As of April

19, 2004, the combined number of shares allocated by such plans to such persons was as follows: Ralph Guild, 294,137 shares; Marc Guild, 77,024 shares; George Pine, 116,381 shares; William J. McEntee, Jr., 18,254 shares, and all directors and executive officers as a group, 505,796 shares. Stock Growth Plan participants have the right to direct the votes of the shares allocated to them with respect to certain significant matters submitted to a vote of stockholders, although the trustees of the Stock Growth Plan have the authority to vote all shares held by such plans in their discretion with regard to all other matters, including the election of directors. Ralph Guild, Leslie Goldberg and Marc Guild are the trustees of the Stock Growth Plan. Each of the trustees disclaims beneficial ownership of the shares held by the Stock Growth Plan other than the shares allocated to such trustee’s account, if any.

(2)	Reflects shares beneficially owned as of August 26, 2003 according to an amended statement on Schedule 13D, filed on behalf of the listed entities. Includes 1,611,667 shares of Class A common stock issuable on conversion of 51,967 shares of Series A convertible preferred stock and on exercise of currently exercisable warrants to acquire 312,500 shares of Class A common stock.
(3)	Reflects shares beneficially owned as of July 8, 2002, according to a statement on Schedule 13D, filed on behalf of the listed entities. Includes 1,604,850 shares of Class A common stock issuable on conversion of 51,694 shares of Series A convertible preferred stock and on exercise of currently exercisable warrants to acquire 312,500 shares of Class A common stock.
(4)	Reflects shares beneficially owned as of February 17, 2004, according to an amended statement on Schedule 13G, filed on behalf of Mr. Peter S. Lynch.
(5)	Reflects shares beneficially owned as of February 17, 2004, according to statement on Schedule 13G, filed on behalf of John A. Levin & Co. and BKF Capital Group, Inc.
(6)	Ralph Guild and Marc Guild are father and son, and each disclaims beneficial ownership of the other’s holdings.
(7)	Includes currently exercisable options granted to Ralph Guild in (a) December 1988 to purchase 208,960 shares of common stock at an exercise price of $1.56 per share, (b) January 1991 to purchase 208,960 shares at an exercise price of $2.77 per share, (c) December 1995 to purchase 208,960 shares at an exercise price of $3.91 per share, (d) June 1997 to purchase 626,880 shares at an exercise price of $3.80 per share, (e) July 1998 to purchase 1,253,759 shares at an exercise price of $4.02 per share, (f) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share and (g) April 2000 to purchase 125,000 shares at an exercise price of $2.81 per share. The options referred to in clauses (a), (b) and (c) expire in December 2005 and the options referred to in clauses (d), (e), (f) and (g) expire in June 2007, July 2008, December 2008 and April 2010, respectively. Mr. Guild transferred the options granted to him in April 2000 to a limited partnership for the benefit of his children, of which he is the sole general partner.
(8)	Includes currently exercisable options granted to Mr. Pine in (a) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share, (b) April 2000 to purchase 15,000 shares at an exercise price of $2.81 per share and (c) March 2003 to purchase 13,333 shares at $1.73 per share. Excludes options granted in March 2003 to acquire 26,667 shares at an exercise price of $1.73 per share, which options are not currently exercisable. These options expire in December 2008, April 2010, March 2013 and March 2013, respectively.

(9)	Includes currently exercisable options granted to Marc Guild in (a) January 1991 to purchase 79,480 shares of common stock at an exercise price of $2.77 per share, (b) June 1997 to purchase 104,480 shares at an exercise price of $3.80 per share, (c) July 1998 to purchase 208,960 shares at an exercise price of $4.02 per share and (d) April 2000 to purchase 40,000 shares at an exercise price of $2.81 per share. These options expire in December 2005, June 2007, July 2008 and April 2010, respectively.
(10)	Includes currently exercisable options granted to Mr. McEntee in (a) June 1997 to purchase 104,480 shares of common stock at an exercise price of $3.80 per share, (b) July 1998 to purchase 313,440 shares at an exercise price of $4.02 per share and (c) April 2000 to purchase 40,000 shares at an exercise price of $2.81 per share. Such options will expire in June 2007, July 2008 and April 2010, respectively.
(11)	Includes currently exercisable options granted to Mr. Brenner in April 2000 to purchase 5,000 shares of common stock at an exercise price of $2.81 per share. The options will expire in April 2010.
(12)	Includes currently exercisable options granted to Mr. Goldberg in (a) December 1998 to purchase 52,240 shares of common stock at an exercise price of $4.20 per share and (b) April 2000 to purchase 4,000 shares at an exercise price of $2.81 per share. The options will expire in December 2008 and April 2010, respectively.
(13)	Includes currently exercisable options granted to each of Messrs. Palmer and Semsky in July 2002 to purchase 1,666 shares of common stock at an exercise price of $3.32 per share. Excludes options granted in July 2002 to each of Messrs. Palmer and Semsky to acquire 3,334 shares at an exercise price of $3.32 per share, which options are not currently exercisable. The options will expire in July 2012.

Equity Compensation Plan Information

The following table sets forth the securities of Interep authorized for issuance under equity compensation plans and arrangements as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the previous column)
Equity compensation plans approved by security holders:
1999 Stock Incentive Plan	914,967	$2.55	1,054,700
Equity compensation plans not approved by security holders:
Options granted pursuant to individual compensation arrangements (1)	4,206,439	$3.78	0

(1)	These shares are issuable pursuant to stock options that were awarded to employees of Interep prior to the adoption of our 1999 Stock Incentive Plan. The terms of the awards are substantially similar to the awards granted under our 1999 Stock Incentive Plan. All of the stock options granted prior the adoption of our 1999 Stock Incentive Plan are currently vested and will expire between the years 2005 and 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained Media Financial Services, Inc. (“Media”), which is wholly-owned by our Senior Vice President and Chief Financial Officer William J. McEntee, Jr., to provide financial and accounting services for us and our subsidiaries. These services include the preparation of financial statements, the preparation and filing of all required federal, state and local tax returns and all billing, accounts receivable, accounts payable and collections functions. The term of the agreement runs through May 31, 2009 and will be automatically extended for an additional year each June 1 unless either we or Media notifies the other on or before April 30 of the same year of our or its election not to extend the agreement. We paid Media a fee of approximately $3.4 million in 2003 for its services. The annual fees for Media’s services over the following four years of the agreement increase five percent annually from approximately $3.6 million to approximately $4.2 million, except that Media reduced its fee for 2002 to $3.1 million from $3.2 million. Under the services agreement, Mr. McEntee is in charge of all services rendered by Media to Interep and also serves as our Senior Vice President and Chief Financial Officer for an annual salary of $200,000, plus an incentive bonus of 25% of his then current salary if annual performance goals are achieved. The agreement with Media provides that if there is a change in control of Interep, both we and Media will have the right to terminate the agreement. Upon such termination, we will pay Media a lump sum equal to 50% of the aggregate amount that would otherwise be payable to Media and Mr. McEntee pursuant to the agreement through the then established end of the agreement’s term, plus any amounts payable by Media to its landlord for its principal offices in order to obtain the early termination of its lease. This agreement also provides that, should Mr. McEntee die or become permanently disable, Media would continue to provide its financial and accounting services under the Agreement, but Interep would have the right to appoint a new Chief Financial Officer from within or outside Media, in its sole discretion.

In January 2002, Ralph Guild personally guaranteed a portion of our obligations in connection with the litigation settlement with Katz Media Group. Mr. Guild is to receive a fee of 7.5% of the guaranty amount, payable annually. In 2003 and 2002, Mr. Guild received a payment of $50,000 and $100,000, respectively. The guaranty will be in place until our obligations have been fully paid, which is expected to occur not later than December 2004.

From December 1979 to July 2001, we leased a building from a trust of which Ralph Guild was the income beneficiary, Marc Guild was the trustee and Marc Guild, Adam Guild and their siblings were residual beneficiaries. In July 2001, the trust was terminated, and the property was transferred to a limited liability company of which Marc Guild, Adam Guild and their siblings are members. We used the building from time to time for training sessions and management meetings. This arrangement terminated on December 31, 2003, when the property was sold. We also lease an apartment in New York City from a partnership of which Marc Guild, Adam Guild, their siblings and their children are limited partners and of which Marc Guild, Adam Guild and their siblings are shareholders in the corporate general partners. The apartment is for the use of visiting Interep employees, including Ralph Guild, when they are working in the New York office. The lease expires on January 31, 2009, and provides for annual rent of $120,000, subject to increase for up to 50% of any increases in applicable real estate taxes and common charges. We believe the terms of this lease arrangement is at least comparable to, if not more favorable to us than, the terms which would have been obtained in transactions with unrelated parties. We intend to continue this or other arrangements in the future as long as we believe each transaction is more beneficial to us than using an unrelated provider. Adam Guild and Phillip Brown, who are Ralph Guild’s son and son-in-law, respectively, are also employees.

We paid Leslie Goldberg $212,500 in consulting fees in 2003 for various consulting services rendered by him, including assistance with regard to new station rep contracts.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by Ernst &Young LLP and Arthur Andersen LLP for fiscal years ended December 31, 2003 and 2002.

Type of Service	2003	2002
Audit fees – Ernst & Young LLP (a)	$285,000	$238,000
Audit fees – Arthur Andersen LLP (b)		15,000
Audit-related fees (c)	10,000	—
Tax fees	—	—
All other fees	—	—

Total	$295,000	$253,000

(a)	Audit fees for Ernst & Young LLP consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year, reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year and assistance with other accounting issues.
(b)	Audit fees for Arthur Andersen LLP consist of fees billed for professional services rendered for the review of our first quarter 2002 financial statements included in our quarterly report on Form 10-Q.
(c)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review and are not reported under audit fees. In 2003, these fees included fees related to certain abandoned acquisition transactions.

The Audit Committee pre-approves all audit and non-audit services performed by our independent auditors and all related fees to assure that the provision of such services does not impair the auditor’s independence. Under Audit Committee policies, our independent auditors are prohibited from performing any non-audit services that would contravene SEC rules. Any additional services or fees in excess of the approved amount require specific prior approval by the Audit Committee. The Audit Committee may delegate its approval authority to one or more of its members, but not to management. The member or members to whom such authority is delegated shall report any approval decisions to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 28, 2004

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ RALPH C. GUILD

Ralph C. Guild Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RALPH C. GUILD Ralph C. Guild	Chief Executive Officer, Chairman of the Board and Director	April 28, 2004

* Marc G. Guild	President, Marketing Division; Director	April 28, 2004

* George E. Pine	President and Chief Operating Officer; Director	April 28, 2004

* William J. McEntee, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2004

* Howard M. Brenner	Director	April 28, 2004

* Leslie D. Goldberg	Director	April 28, 2004

* John E. Palmer	Director	April 28, 2004

* Arnie Semsky	Director	April 28, 2004

* Arnold Sheiffer	Director	April 28, 2004

*By:	/s/ RALPH C. GUILD
Ralph C. Guild
Attorney In Fact