Form 10-Q
period 2004-03-31
INTEREP NATIONAL RADIO SALES INC
filed 2004-05-14
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on May 7, 2004, was 6,412,267 shares of Class A Common Stock, and 4,074,651 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,426	$7,661
Receivables, less allowance for doubtful accounts of $782 and $808, respectively	21,708	27,585
Representation contract buyouts receivable	438	437
Current portion of deferred representation contract costs	16,087	15,225
Prepaid expenses and other current assets	1,020	1,107

Total current assets	44,679	52,015

Fixed assets, net	4,331	5,050
Deferred representation contract costs	41,120	44,830
Representation contract buyouts receivable	128	31
Investments and other assets	6,055	6,315

Total assets	$96,313	$108,241

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$16,048	$20,670
Accrued interest	2,507	4,950
Representation contract buyouts payable	7,250	7,431
Accrued employee-related liabilities	2,882	3,313

Total current liabilities	28,687	36,364

Long-term debt	108,500	103,000

Representation contract buyouts payable	4,991	4,779

Other noncurrent liabilities	3,121	3,880

Shareholders’ deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value – 400,000 shares authorized, 114,037 shares issued and outstanding at March 31, 2004 and December 31, 2003)(aggregate liquidation preference – $11,404)	1	1
Class A common stock, $0.01 par value – 20,000,000 shares authorized, 6,320,524 and 6,189,460 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	63	62
Class B common stock, $0.01 par value – 10,000,000 shares authorized, 3,927,635 and 4,058,699 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	39	40
Additional paid-in-capital	51,035	51,149
Accumulated deficit	(100,124)	(91,034)

Total shareholders’ deficit	(48,986)	(39,782)

Total liabilities and shareholders’ deficit	$96,313	$108,241

The accompanying Notes to Unaudited Interim Consolidated Financial Statements

are an integral part of these balance sheets.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Commission revenues	$16,889	$18,342
Contract termination revenue	236	5

Total revenues	17,125	18,347

Operating expenses:
Selling expenses	14,646	15,365
General and administrative expenses	3,447	3,429
Depreciation and amortization expense	5,300	5,588

Total operating expenses	23,393	24,382

Operating loss	(6,268)	(6,035)
Interest expense, net	2,658	2,756

Loss before provision for income taxes	(8,926)	(8,791)
Provision for income taxes	164	46

Net loss	(9,090)	(8,837)
Preferred stock dividend	114	110

Net loss applicable to common shareholders	$(9,204)	$(8,947)

Basic and diluted loss per share applicable to common shareholders	$(0.90)	$(0.87)

The accompanying Notes to Unaudited Interim Consolidated Financial Statements

are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,090)	$(8,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,300	5,588
Noncash interest expense	—	26
Changes in assets and liabilities:
Receivables	5,877	6,871
Representation contract buyouts receivable	(98)	796
Prepaid expenses and other current assets	87	(282)
Other noncurrent assets	(86)	(327)
Accounts payable and accrued expenses	(4,601)	(194)
Accrued interest	(2,443)	(2,394)
Accrued employee-related liabilities	(975)	257
Other noncurrent liabilities	(759)	51

Net cash (used in) provided by operating activities	(6,788)	1,555

Cash flows from investing activities:
Additions to fixed assets	(185)	(126)

Net cash used in investing activities	(185)	(126)

Cash flows from financing activities:
Station representation contract payments	(1,306)	(3,159)
Net borrowings on credit facility	5,500	—
Class B common stock to be issued	544	—

Net cash provided by (used in) financing activities	4,738	(3,159)

Net decrease in cash and cash equivalents	(2,235)	(1,730)
Cash and cash equivalents, beginning of period	7,661	18,114

Cash and cash equivalents, end of period	$5,426	$16,384

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,004	$5,072
Income taxes	164	46
Non-cash investing and financing activities:
Station representation contracts acquired	$1,392	$1,510
Preferred stock dividend	114	110

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

The consolidated financial statements as of March 31, 2004 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the year ended December 31, 2003, which are available upon request of the Company, at the Company website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

Comprehensive Loss

For the three months ended March 31, 2004 and 2003, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

Revenue Recognition

The Company is a national representation (“rep”) firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, the Company collects fees for unwired network radio advertising and, after deducting its commissions, remits the fees to the respective radio stations. In instances when the Company is not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. The Company records all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months ended March 31, 2004 and 2003 both had 13 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

The Company’s station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. From time to time, the Company has paid inducements to extend the life of contracts with its radio groups. These inducement payments are recorded as deferred costs or expensed in the period incurred, depending on the usage and purpose of the payment.

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 10,248,159 for the three months ended March 31, 2004 and 2003. Diluted earnings per share applicable to common shareholders reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised, utilizing the treasury stock method, and also assumes conversion of outstanding convertible preferred stock into shares of common stock at the stated rate of conversion (Note 3). For the three months ended March 31, 2004 and 2003, the exercise of outstanding options would have an anti-dilutive effect and therefore have been excluded from the calculation.

Restructuring and Severance Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure the Company’s competitive position. In 2001, the Company recognized restructuring charges of $3,471, which were primarily comprised of termination benefits. The restructuring program resulted in the termination of approximately 53 employees. During 2003, the Company offered an early retirement program, which was accepted by 17 people, including four executives, to reduce compensation costs on a going forward basis. This resulted in approximately $3,000 of termination benefits to be paid over an extended period of time, approximately $2,740 of which was recorded during 2003 at net present value. In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the Company to record this new liability at fair value as of the time the liability was incurred. At December 31, 2003, the accompanying consolidated balance sheet includes an accrual relating to the restructuring program of $2,230. During the three months ended March 31, 2004, the Company paid approximately $472 of termination benefits under both programs, and also accreted approximately $38 of interest. As of March 31, 2004, the remaining accrual was $1,796, of which $1,501 is included in accrued employee related liabilities and $295 is included in other noncurrent liabilities.

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

Stock-Based Compensation

The Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. The Company has implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock Based Compensation, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the quarters ended March 31, 2004 and 2003 in respect of stock options granted during those periods. See Note 2 to Consolidated Financial Statements for further discussion of the Company’s accounting for its stock-based compensation plans. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, the Company’s net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	March 31, 2004	March 31, 2003
Net loss applicable to common shareholders, as reported	$(9,204)	$(8,947)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(205)	(210)

Pro forma net loss	$(9,409)	$(9,157)

Loss per share:
Basic and diluted—as reported	$(0.90)	$(0.87)
Basic and diluted—pro forma	$(0.92)	$(0.89)

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

The Company follows APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized.

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $1.18 for the quarter ended March 31, 2004 and $1.77 for the quarter ended March 31, 2003, with the following weighted average assumptions: risk free interest rate of 3.25% for the quarter ended March 31, 2004 and 2003; expected volatility factors of 107% and 174% for quarter ended March 31, 2004 and 2003, respectively; expected dividend yield of 0% for the quarter ended March 31, 2004 and 2003; and estimated option lives of 5 years for the quarter ended March 31, 2004 and 2003.

In prior years, the Company repriced 775,300 options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, the Company has adopted variable plan accounting for these options from the date of the repricing. The price of the stock dropped below the repriced levels after trading at prices higher than the repriced levels. No compensation expense was required in March 31, 2004 and 2003.

On January 5, 2004, the Company granted 50,000 options to an executive of the Company at an exercise price of $1.50, which was the fair market value at the date of grant. These options vest over a three-year period. On March 19, 2003, the Company granted 40,000 options to an executive of the Company at an exercise price of $1.73, which was the fair market value at the date of grant. These options vest over a three-year period. On November 21, 2003, the Company granted 250,000 options to an executive of the Company at an exercise price of $2.00, which was the below fair market value at the date of grant. The Company recorded compensation expense of $38 related to these options, since they were granted at below market value. These options vest over a three-year period.

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

In March 2004, the Interep Stock Growth Plan (“SGP”) paid the Company $544 to purchase 238,759 shares of Class B common stock, which were issued in the second quarter of 2004. The shares were issued at the current fair market value on the date of purchase. During 2003, the SGP purchased Class A common stock in the open market rather than shares of Class B common stock from the Company.

4.	Long –Term Debt

Long-term debt at March 31, 2004 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $9,500 of the $10,000 senior secured revolving credit facility, as described below.

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

In September 2003, the Company entered into a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. to replace the Company’s $10,000 senior secured term loan facility with an institutional lender. The revolving credit facility enables the Company to efficiently manage its cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of the Company’s and its subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that the Company (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Company and any of its Subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200,000 of representation contract value as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. The Company incurred approximately $500 in legal and other costs directly related to the revolving credit facility, which are being amortized into interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility.

5.	Commitments and Contingencies

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

In October 2003, one of the Company’s subsidiaries instituted an arbitration proceeding in Las Vegas, Nevada against Citadel Broadcasting Corporation in connection with Citadel’s termination of its representation contract with the Company. The Company is seeking monetary damages from Citadel for, among other things, unpaid commissions to which the Company is contractually entitled and other damages arising from Citadel’s breach of the representation contract and certain other contracts to which Citadel is a party. The Company commenced the arbitration proceeding pursuant to the commercial arbitration rules of the American Arbitration Association. In November 2003, Citadel served its answer and several counterclaims. Arbitrators have been selected and the parties are proceeding with the arbitration. The Company believes that it has factual and legal defenses to the counterclaims and intends to pursue its claims and defend the counterclaims vigorously. The arbitration hearing is currently scheduled to commence in late November 2004.

Certain clients of the Company were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. The Company had agreed to indemnify its clients from and against any loss, liability, cost or expense incurred in the actions. In the first quarter of 2002, the Company entered into a settlement agreement regarding these contract acquisition claims. The settlement resulted in the offset of approximately $12,500 in representation contract buyout receivables and payables as well as additional contract termination revenue of $2,400. In addition, the settlement agreement includes amended payment schedules for approximately $1,500 in contract representation payables previously recorded.

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

Important Note Regarding Forward Looking Statements

Some of the statements made in this Quarterly Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should review the factors noted in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Certain Factors That May Affect Our Results of Operations below for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements.

Overview

We derive a substantial majority of our revenues from commissions on sales of national spot radio advertising airtime for the radio stations we represent. Generally, advertising agencies or media buying services retained by advertisers purchase national spot advertising time. We receive commissions from our client radio stations based on the national spot radio advertising billings of the station, net of agency commissions, generally 15%. We enter into written representation contracts with our clients, which include negotiated commission rates. Because commissions are based on the prices paid to radio stations for spots, our revenue base is essentially adjusted for inflation.

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

Similar to radio representation, we sell advertising on behalf of Internet website clients. Revenues and expenses from this portion of our business are affected generally by the level of advertising on the Internet, and the portion of that advertising that we can direct to our clients’ websites, the prices obtained for advertising on the Internet and our ability to obtain contracts from high-traffic Internet websites and from Internet advertisers.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Commission revenues. Commission revenues for the first quarter of 2004 decreased to $16.9 million from $18.3 million for the first quarter of 2003, or approximately 7.9%. This $1.4 million decrease resulted from Citadel Broadcasting Company’s cancellation of its representation contract with us in the fourth quarter 2003. Commission revenue from our other clients for the first quarter was essentially the same as in the same period last year. (see Part IV, Item 1. Legal Proceedings)

Contract termination revenue. Contract termination revenue in the first quarter of 2004 increased to $0.2 million from less than $0.01 million in the first quarter of 2003.

Selling expenses. Selling expenses for the first quarter of 2004 decreased to $14.7 million from $15.4 million in the first quarter of 2003. The $0.7 million decrease in selling expenses was, in large part, attributable to lower compensation costs in the first quarter of 2004 offset by special promotion programs.

General and administrative expenses. General and administrative expenses were $3.4 million in the first quarter of both 2004 and 2003.

Operating loss before depreciation and amortization. Operating loss before depreciation and amortization increased by $0.5 million, or 116.6%, for the first quarter of 2004 to $1.0 million from $0.5 million for the first quarter of 2003, for the reasons discussed above. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business. Moreover, the maintenance of certain levels of operating income before depreciation and amortization is required under the covenants of our revolving credit facility.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	March 31, 2004	March 31, 2003
	(dollars in thousands)
Net loss applicable to common shareholders	$(9,204)	$(8,947)
Add back:
Depreciation and amortization	5,300	5,588
Preferred stock dividend	114	110
Tax provision	164	46
Interest expense, net	2,658	2,756

Operating loss before depreciation and amortization	$(968)	$(447)

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.3 million, or 5.2%, during the first quarter of 2004, to $5.3 million from $5.6 million in the first quarter of 2003.

Operating loss. Operating loss increased by $0.2 million, or 3.8%, for the first quarter of 2004 to $6.2 million, as compared to $6.0 million for the first quarter of 2003, for the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $0.1 million, or 3.6%, to $2.7 million for the first quarter of 2004, from $2.8 million for the first quarter of 2003. This decrease primarily resulted from our replacement, in September 2003, of a prior term loan facility with a new revolving credit facility with a lower interest rate.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first quarter of 2004 was $0.2 million as compared to less than $0.1 million for the comparable 2003 period.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders increased $0.3 million, or 2.8%, to $9.2 million for the first quarter of 2004, from $8.9 million for the first quarter of 2003, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At March 31, 2004, we had cash and cash equivalents of $5.4 million and working capital of $16.0 million and availability under our credit facility of $0.5 million.

Cash used in operating activities during the first quarter of 2004 was $6.8 million as compared to cash provided by operating activities of $1.6 million during the first quarter of 2003. This fluctuation was primarily attributable to working capital components.

Net cash used in investing activities is attributable to capital expenditures. Net cash used in investing activities during the first quarter of 2004 and 2003 was $0.2 million and $0.1 million, respectively.

Cash provided by financing activities was $4.7 million during the first quarter of 2004 and consisted of $5.5 million of net borrowings on the credit facility and $0.5 million for the Class B common stock to be issued to our SGP, partially offset by $1.3 million of representation contract acquisition payments. Cash used for financing activities of $3.2 million for the comparable period of 2003 was used for representation contract acquisition payments.

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

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. The revolving credit facility enables us to more efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) our consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by us and any of our subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200 million of representation contract value as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized into interest over the life of the facility. The remaining $1.2 million of unamortized financing costs related to the superseded term loan facility, as well as the remaining $0.4 million of unamortized discount related to the warrants issued in conjunction with that facility, were written off to interest expense during the third quarter of 2003. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At March 31, 2004, we had $9.5 million outstanding under our revolving credit facility.

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

Certain Factors That May Affect Our Results of Operations

The following factors are some, but not all, of the variables that may have an impact on our results of operations:

•	Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

•	Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

•	Terrorism, the military action in Iraq and other geopolitical situations have caused uncertainty. While the ongoing consequences of these events remain unclear, we believe that they have likely had an adverse effect on general economic conditions, consumer confidence, advertising and the media industry and may continue to do so in the future.

•	The termination of a representation contract will increase our results of operations for the fiscal quarter in which the termination occurs due to the termination payments that are usually required to be paid, but will negatively affect our results in later quarters due to the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

•	We depend heavily on our key personnel, including our Chief Executive Officer Ralph C. Guild, our President and Chief Operating Officer George E. Pine and the President of our Marketing Division Marc Guild, and our inability to retain them could adversely affect our business.

•	We rely on a limited number of clients for a significant portion of our revenues.

•	Our significant indebtedness may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

•	We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

•	Competition could harm our business. Our only significant competitor is Katz Media Group, Inc., which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers’ total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

•	Acquisitions and strategic investments could adversely affect our business.

•	Our Internet business may suffer if the market for Internet advertising weakens.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on March 29, 2004, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Item 7 of Part II.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2004	2005-2006	2007-2008	2009- Thereafter
	(Dollars in Millions)
Long term debt	$108.5	$—	$9.5	$99.0	$—
Operating leases	13.1	3.7	5.2	3.5	0.7
Interest expense	39.2	4.5	19.8	14.9	—
Annual fees for accounting services	14.6	2.7	7.7	4.2	—
Representation contract buyouts	12.2	6.7	4.5	0.6	0.4

Total	$187.6	$17.6	$46.7	$122.2	$1.1

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Because our obligation under the senior secured revolving credit facility bears interest at a variable rate, we are sensitive to changes in prevailing interest rates. A one-point fluctuation in market rates would not have had a material impact on 2004 earnings.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved in judicial and administrative proceedings from time to time concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

In October 2003, one of our subsidiaries instituted an arbitration proceeding in Las Vegas, Nevada against Citadel Broadcasting Corporation in connection with Citadel’s termination of its representation contract with us. We are seeking monetary damages from Citadel for, among other things, unpaid commissions to which we are contractually entitled and other damages arising from Citadel’s breach of the representation contract and certain other contracts to which Citadel is a party. We commenced the arbitration proceeding pursuant to the commercial arbitration rules of the American Arbitration Association. In November 2003, Citadel served its answer and several counterclaims. Arbitrators have been selected and the parties are proceeding with the arbitration. We believe that we have factual and legal defenses to the counterclaims and we intend to pursue our claims and defend the counterclaims vigorously. The arbitration hearing is currently scheduled to commence in late November 2004.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In March 2004, our Stock Growth Plan and Trust purchased 238,759 shares of our Class B common stock at a price of $2.28 per share for net cash proceeds of $0.5 million. The purchase price per share represented the average closing sales price of our Class A common stock on the Nasdaq OTC Bulletin Board for the 20-day trading period ending immediately prior to the date the shares were purchased. The shares were not issued until the second quarter of 2004. We believe the issuance of these shares is exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(A)	Documents Filed as Part of this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B)	Reports on Form 8-K

We have filed the following current reports on Form 8-K during our first fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
March 11, 2004	Item 5	No

March 30, 2004	Item 12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

May 14, 2004

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