Form 10-Q
period 2004-06-30
INTEREP NATIONAL RADIO SALES INC
filed 2004-08-13
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on August 5, 2004, was 6,547,927 shares of Class A Common Stock, and 4,304,214 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,570	$7,661
Receivables, less allowance for doubtful accounts of $765 and $808, respectively	19,457	27,585
Representation contract buyouts receivable	545	437
Current portion of deferred representation contract costs	15,185	15,225
Prepaid expenses and other current assets	1,019	1,107

Total current assets	43,776	52,015

Fixed assets, net	4,127	5,050
Deferred representation contract costs	38,445	44,830
Representation contract buyouts receivable	744	31
Investments and other assets	5,749	6,315

Total assets	$92,841	$108,241

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$21,083	$20,670
Accrued interest	4,974	4,950
Representation contract buyouts payable	6,641	7,431
Accrued employee-related liabilities	2,509	3,313

Total current liabilities	35,207	36,364
Long-term debt	104,000	103,000
Representation contract buyouts payable	4,239	4,779
Other noncurrent liabilities	2,957	3,880
Shareholders’ deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value –400,000 shares authorized, 118,598 and 114,037 shares issued and outstanding at June 30, 2004 and December 31, 2003,
respectively (aggregate liquidation preference – $11,859)	1	1
Class A common stock, $0.01 par value – 20,000,000 shares authorized, 6,480,566 and 6,189,460 shares issued and outstanding at June 30,
2004 and December 31, 2003, respectively	65	62
Class B common stock, $0.01 par value – 10,000,000 shares authorized, 4,371,575 and 4,058,699 shares issued and outstanding at June 30,
2004 and December 31, 2003, respectively	44	40
Additional paid-in-capital	52,449	51,149
Accumulated deficit	(106,121)	(91,034)

Total shareholders’ deficit	(53,562)	(39,782)

Total liabilities and shareholders’ deficit	$92,841	$108,241

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these balance sheets.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Commission revenues	$20,632	$22,832	$37,521	$41,174
Contract termination revenue	928	570	1,164	575

Total revenues	21,560	23,402	38,685	41,749

Operating expenses:
Selling expenses	16,004	15,901	30,650	31,266
General and administrative expenses	3,949	3,391	7,396	6,820
Depreciation and amortization expense	4,916	5,590	10,216	11,178

Total operating expenses	24,869	24,882	48,262	49,264

Operating loss	(3,309)	(1,480)	(9,577)	(7,515)
Interest expense, net	2,660	2,792	5,318	5,548

Loss before provision for income taxes	(5,969)	(4,272)	(14,895)	(13,063)
Provision for income taxes	28	131	192	177

Net loss	(5,997)	(4,403)	(15,087)	(13,240)
Preferred stock dividend	117	130	231	240

Net loss applicable to common shareholders	$(6,114)	$(4,533)	$(15,318)	$(13,480)

Basic and fully diluted loss per share applicable to common shareholders	$(0.59)	$(0.44)	$(1.48)	$(1.32)

The accompanying Notes to Unaudited Interim Consolidated Financial Statements

are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,087)	$(13,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,216	11,178
Noncash interest expense	—	52
Changes in assets and liabilities:
Receivables	8,128	6,783
Representation contract buyouts receivable	(821)	185
Prepaid expenses and other current assets	88	(462)
Other noncurrent assets	(119)	(759)
Accounts payable and accrued expenses	909	3,424
Accrued interest	24	81
Accrued employee-related liabilities	(804)	(406)
Other noncurrent liabilities	(923)	46

Net cash provided by operating activities	1,611	6,882

Cash flows from investing activities:
Additions to fixed assets	(608)	(546)
Increase in other investments	(5)	—

Net cash used in investing activities	(613)	(546)

Cash flows from financing activities:
Station representation contract payments	(3,170)	(6,847)
Gross borrowings on credit facility	14,500	—
Gross repayments on credit facility	(13,500)	—
Issuance of Class B common stock	1,081	—

Net cash used in financing activities	(1,089)	(6,847)

Net decrease in cash and cash equivalents	(91)	(511)
Cash and cash equivalents, beginning of period	7,661	18,114

Cash and cash equivalents, end of period	$7,570	$17,603

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,112	$5,275
Income taxes	192	177
Non-cash investing and financing activities:
Station representation contracts acquired	$1,943	$3,008
Preferred stock dividend	231	240

The accompanying Notes to Unaudited Interim Consolidated Financial Statements

are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share information)

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interep National Radio Sales, Inc. (“Interep”), together with its subsidiaries (collectively, the “Company” or “we”), and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements as of June 30, 2004 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2003, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

Comprehensive Loss

For the three and six months ended June 30, 2004 and 2003, our comprehensive loss was equal to the respective net loss for each of the periods presented.

Revenue Recognition

We are a national representation (“rep”) firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, we collect fees for unwired network radio advertising and, after deducting its commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three and six months ended June 30, 2004 and 2003 both had 13 and 26 weeks, respectively.

Representation Contract Termination Revenue and Contract Acquisition Costs

Our station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. From time to time, we have paid inducements to extend the life of contracts with its radio groups. These inducement payments are recorded as deferred costs or expensed in the period incurred, depending on the usage and purpose of the payment.

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 10,420,091 and 10,248,159 for the three months ended June 30, 2004 and 2003, respectively, and 10,334,125 and 10,248,159 for the six months ended June 30, 2004 and 2003, respectively. Diluted earnings per share applicable to common shareholders reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised, utilizing the treasury stock method, and also assumes conversion of outstanding convertible preferred stock into shares of common stock at the stated rate of conversion (Note 3). For the three and six months ended June 30, 2004 and 2003, the exercise of outstanding options would have an anti-dilutive effect and therefore have been excluded from the calculation.

Restructuring and Severance Charges

During 2003, we offered an early retirement program, which was accepted by 17 people, including four executives, to reduce compensation costs on a going forward basis. This resulted in approximately $3,000 of termination benefits to be paid over an extended period of time, approximately $2,740 of which was recorded during 2003 at net present value. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires us to record this new liability at fair value as of the time the liability was incurred. At December 31, 2003, the accompanying consolidated balance sheet includes an accrual relating to the restructuring program of $2,230. During the six months ended June 30, 2004, we paid approximately $849 of termination benefits under both programs, and also accreted approximately $76 of interest. As of June 30, 2004, the remaining accrual was $1,457, of which $1,179 is included in accrued employee related liabilities and $278 is included in other noncurrent liabilities.

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

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information requires us to report segment financial information consistent with the presentation made to our management for decision making purposes. We are managed as one segment and all revenues are derived solely from representation operations and related activities.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We have implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock Based Compensation, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003 in respect of stock options granted during those periods. See Note 2 to Consolidated Financial Statements for further discussion of our accounting for our stock-based compensation plans. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	June 30, 2004	June 30, 2003
Net loss applicable to common shareholders, as reported	$(15,318)	$(13,480)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(398)	(420)

Pro forma net loss	$(15,716)	$(13,900)

Loss per share:
Basic and diluted—as reported	$(1.48)	$(1.32)
Basic and diluted—pro forma	$(1.52)	$(1.36)

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

FASB’s Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46) was originally issued in January 2003 and was subsequently revised in December 2003. FIN No. 46 attempts to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In general, a Variable Interest Entity (VIE) is an entity that has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties, (2) a group of equity owners that are unable to make decisions about the entity’s activities or (3) equity that does not absorb the entity’s losses or receive the benefits of the entity. The December 2003 revision of FIN No. 46 excludes operating businesses from its application, unless (1) the reporting company and its related parties were involved in the formation of the entity (excluding operating joint ventures under joint control of the company and one or more independent parties), (2) substantially all of the activities of the entity are conducted on behalf of the reporting company, (3) the reporting company provides more than half of the equity, subordinated debt or other forms of subordinated support and (4) the activities of the entity primarily relate to securitizations or other forms of asset backed financing.

3.	Stock-Based Employee Compensation

We follow APB 25 and related Interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized.

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted average fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $1.18 for the six months ended June 30, 2004 and $1.77 for the six months ended June 30, 2003, with the following weighted average assumptions: risk free interest rate of 3.25% for the six months ended June 30, 2004 and 2003; expected volatility factors of 107% and 174% for six months ended June 30, 2004 and 2003, respectively; expected dividend yield of 0% for the six months ended June 30, 2004 and 2003; and estimated option lives of 5 years for the six months ended June 30, 2004 and 2003.

In prior years, we repriced 775,300 options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, we have adopted variable plan accounting for these options from the date of the repricing. The price of the stock dropped below the repriced levels after trading at prices higher than the repriced levels. No compensation expense was required in June 30, 2004 and 2003.

On January 5, 2004, we granted 50,000 options to an executive at an exercise price of $1.50, which was the fair market value at the date of grant. These options vest over a three-year period. On March 19, 2003, we granted 40,000 options to an executive at an exercise price of $1.73, which was the fair market value at the date of grant. These options vest over a three-year period. On November 21, 2003, we granted 250,000 options to an executive at an exercise price of $2.00, which was the below fair market value at the date of grant. We recorded compensation expense of $38 related to these options, since they were granted at below market value. These options vest over a three-year period.

4.	Shareholders’ Deficit

We are authorized to issue Series A Convertible Preferred Stock (the “Series A Stock”) with a face value of $100 per share and a liquidation preference in such amount in priority over the Company’s Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at the Company’s discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on an “as converted” basis, together with the holders of Class A and Class B common stock. A stock dividend for the Series A Stock in the amount of 4,561 and 4,037 shares was paid as of May 1, 2004 and 2003, respectively.

On June 30, 2004, the Interep Stock Growth Plan (“SGP”) paid us $537 to purchase 365,223 shares of Class B common stock. In March 2004, the SGP paid us $544 to purchase 238,759 shares of Class B common stock, which were not issued until the second quarter of 2004. The shares were issued at the current fair market value on the date of purchase. During 2003, the SGP purchased Class A common stock in the open market rather than shares of Class B common stock from the Company.

5.	Long –Term Debt

Long-term debt at June 30, 2004 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $5,000 of the $10,000 senior secured revolving credit facility, as described below.

The Notes are general unsecured obligations of the Company, and the indenture for the Notes provides, among other things, restrictions on incurrence of additional indebtedness, payment of dividends, repurchase of equity interests (as defined), creation of liens (as defined), transactions with affiliates (as defined), sale of assets or certain mergers and consolidations. The Notes bear interest at the rate of 10.0% per annum, payable semiannually on January 1 and July 1. The Notes are subject to redemption at the option of the Company, in whole or in part. All of our subsidiaries are guarantors of the Notes. Each guarantee is full, unconditional and joint and several with the other guarantees. We have no other assets or operations separate from our investment in the subsidiaries. In July 2000, we repurchased $1,000 in principal of the Notes in an open market transaction.

We capitalized $4,689 of costs incurred in the offering of the Notes, which is being amortized over the ten-year life of the Notes.

In September 2003, we entered into a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10,000 senior secured term loan facility with an institutional lender. The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Company and any of its Subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200,000 of representation contract value as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility, which are being amortized into interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility.

6.	Commitments and Contingencies

We may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of our operations.

In October 2003, one of our subsidiaries instituted an arbitration proceeding in Las Vegas, Nevada against Citadel Broadcasting Corporation in connection with Citadel’s termination of its representation contract with us. We are seeking monetary damages from Citadel for, among other things, unpaid commissions to which we are contractually entitled and other damages arising from Citadel’s breach of the representation contract and certain other contracts to which Citadel is a party. We commenced the arbitration proceeding pursuant to the commercial arbitration rules of the American Arbitration Association. In November 2003, Citadel served its answer and several counterclaims. Arbitrators have been selected and the parties are proceeding with the arbitration. We believe that we have factual and legal defenses to the counterclaims and intend to pursue our claims and defend the counterclaims vigorously. The arbitration hearing is currently scheduled to commence in late November 2004.

Certain of our clients were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. We had agreed to indemnify our clients from and against any loss, liability, cost or expense incurred in the actions. In the first quarter of 2002, we entered into a settlement agreement regarding these contract acquisition claims. The settlement resulted in the offset of approximately $12,500 in representation contract buyout receivables and payables as well as additional contract termination revenue of $2,400. In addition, the settlement agreement includes amended payment schedules for approximately $1,000 in contract representation payables previously recorded.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Commission revenues. Commission revenues for the second quarter of 2004 decreased to $20.6 million from $22.8 million for the second quarter of 2003, or approximately 9.6%. This $2.2 million decrease was attributable primarily to the cancellation of our representation contract with Citadel Broadcasting in the fourth quarter of 2003. (See Note 6 to the unaudited interim consolidated financial statements.) Commission revenue was marginally down from other clients during the second quarter of 2004, primarily due to a general softness in national spot advertising.

Contract termination revenue. Contract termination revenue in the second quarter of 2004 increased by $0.3 million, or 62.8%, to $0.9 million from $0.6 million in the second quarter of 2003. This increase was attributable to a higher level of buyouts in the second quarter of 2004.

Selling expenses. Selling expenses for the second quarter of 2004 increased to $16.0 million from $15.9 million in the second quarter of 2003. This increase of $0.1 million, or approximately 0.6%, was, in large part, attributable to the cost of special promotion programs that were partially offset by lower compensation costs.

General and administrative expenses. General and administrative expenses of $3.9 million for the second quarter of 2004 increased $0.5 million, or 16.5%, from $3.4 million for the second quarter of 2003 primarily due to the increase in our legal expenses as a consequence of the Citadel litigation.

Operating income before depreciation and amortization. Operating income before depreciation and amortization decreased by $2.5 million for the second quarter of 2004 to $1.6 million, from $4.1 million for the second quarter of 2003, for the reasons discussed above. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business. Moreover, the maintenance of certain levels of operating income before depreciation and amortization is required under the covenants of our revolving credit facility.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	June 30, 2004	June 30, 2003
	(dollars in thousands)
Net loss applicable to common shareholders	$(6,114)	$(4,533)
Add back:
Depreciation and amortization	4,916	5,590
Preferred stock dividend	117	130
Tax provision	28	131
Interest expense, net	2,660	2,792

Operating income before depreciation and amortization	$1,607	$4,110

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.7 million, or 12.1%, during the second quarter of 2004, to $4.9 million from $5.6 million in the second quarter of 2003. This decrease was primarily the result of lower contract acquisition cost amortization.

Operating loss. Operating loss increased by $1.8 million, or 123.6%, for the second quarter of 2004 to $3.3 million, as compared to $1.5 million for the second quarter of 2003, for the reasons discussed above. Currently, we believe national radio advertising is experiencing a softness in revenues due to a combination of business and economic factors, and it is unclear when the trend will reverse itself and to what extent. However, historically, the level of national radio advertising tends to increase during the third and fourth quarters, and we anticipate such an increase for 2004. Additionally, we are exploring ways to increase capital and further decrease our expenses to offset the decline in revenues.

Interest expense, net. Interest expense, net, decreased $0.1 million, or 4.7%, to $2.7 million for the second quarter of 2004, from $2.8 million for the second quarter of 2003. This decrease primarily resulted from our replacement, in September 2003, of a prior term loan facility with a new revolving credit facility with a lower interest rate.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the second quarter of 2004 was less than $0.1 million as compared to $0.1 million for the comparable 2003 period.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders increased $1.6 million, or 34.9%, to $6.1 million for the second quarter of 2004, from $4.5 million for the second quarter of 2003, for the reasons discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Commission revenues. Commission revenues for the first six months of 2004 decreased to $37.5 million from $41.2 million for the first six months of 2003, or approximately 8.9%. This $3.7 million was attributable primarily to the cancellation of our representation contract with Citadel. While commission revenue was marginally down from other clients during the first six months of 2004, particularly in the second quarter, primarily due to a general softness in national spot advertising, the share of total national radio advertising dollars realized by these clients actually increased 3.8 points from the beginning to the end of the first half of 2004. This share increase is a result of companywide new business efforts and improved transactional sales performance. For the first six months of 2004, Interep’s marketing group generated $36 million in new business from major categories including pharmaceutical, automotive, beverage, financial and consumer packaged goods.

Contract termination revenue. Contract termination revenue in the first six months of 2004 increased by $0.6 million, or 102.4%, to $1.2 million from $0.6 million in the first six months of 2003. This decrease was attributable to an increase in buyouts in the first six months of 2004.

Selling expenses. Selling expenses for the first six months of 2004 decreased to $30.7 million from $31.3 million in the first six months of 2003. This decrease of $0.6 million, or approximately 2.0%, was, in large part due to lower compensation costs partially offset by the cost of special promotion programs.

General and administrative expenses. General and administrative expenses of $7.4 million for the first six months of 2004 increased $0.6 million, or 8.4%, from $6.8 million for the first six months of 2003 primarily due to the increase in our legal expenses as a consequence of the Citadel litigation.

Operating income before depreciation and amortization. Operating income before depreciation and amortization decreased by $3.1 million for the first six months of 2004 to $0.6 million, from $3.7 million for the first six months of 2003, for the reasons discussed above.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	June 30, 2004	June 30, 2003
	(dollars in thousands)
Net loss applicable to common shareholders	$(15,318)	$(13,480)
Add back:
Depreciation and amortization	10,216	11,178
Preferred stock dividend	231	240
Tax provision	192	177
Interest expense, net	5,318	5,548

Operating income before depreciation and amortization	$639	$3,663

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.0 million, or 8.6%, during the first six months of 2004, to $10.2 million from $11.2 million in the first six months of 2003. This decrease was primarily the result of lower contract acquisition cost amortization.

Operating loss. Operating loss increased by $2.1 million, or 27.4%, for the first six months of 2004 to $9.6 million, as compared to $7.5 million for the first six months of 2003, for the reasons discussed above. Currently, we believe national radio advertising is experiencing a softness in revenues due to a combination of business and economic factors, and it is unclear when the trend will reverse itself and to what extent. However, historically, the level of national radio advertising tends to increase during the third and fourth quarters, and we anticipate such an increase for 2004. Additionally, we are exploring ways to increase capital and further decrease our expenses to offset the decline in revenues.

Interest expense, net. Interest expense, net, increased $0.2 million, or 4.1%, to $5.3 million for the first six months of 2004, from $5.5 million for the first six months of 2003. This decrease primarily resulted from our replacement, in September 2003, of a prior term loan facility with a new revolving credit facility with a lower interest rate.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first six months of 2004 and 2003 was $0.2 million.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders increased $1.8 million, or 13.6%, to $15.3 million for the first six months of 2004, from $13.5 million for the first six months of 2003 for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At June 30, 2004, we had cash and cash equivalents of $7.6 million and working capital of $8.6 million and availability under our credit facility of $5.0 million.

Cash provided by operating activities during the first six months of 2004 was $1.6 million, as compared to $6.9 million during the first six months of 2003. This fluctuation was primarily attributable to working capital components.

Net cash used in investing activities is attributable to capital expenditures. Net cash used in investing activities during the first six months of 2004 and 2003 were $0.6 million and $0.5 million, respectively. The payments made in 2004 include $0.3 million, which was capitalized in 2003.

Cash used for financing activities of $1.1 million during the first six months of 2004 consisted of $3.2 million for representation contract acquisition payments and $13.5 million of gross repayments on the credit facility, which was offset by $14.5 million of gross borrowings on the credit facility and $1.1 million for the Class B common stock issued to our SGP. Cash used for financing activities of $6.8 million for the comparable period of 2003 consisted of representation contract acquisition payments.

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

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. The revolving credit facility enables us to more efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) our consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by us and any of our subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200 million of representation contract value as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized into interest over the life of the facility. The remaining $1.2 million of unamortized financing costs related to the superseded term loan facility, as well as the remaining $0.4 million of unamortized discount related to the warrants issued in conjunction with that facility, were written off to interest expense during the third quarter of 2003. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At June 30, 2004, we had $5.0 million outstanding under our revolving credit facility.

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

We believe that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, as well as the monthly interest payments under our senior secured revolving loan facility, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. We are exploring additional sources of capital and ways to reduce our expenses.

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

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2004	2005-2006	2007-2008	2009- Thereafter
	(Dollars in Millions)
Long term debt	$104.0	$—	$5.0	$99.0	$—
Operating leases	11.9	2.5	5.2	3.5	0.7
Interest expense	39.2	4.5	19.8	14.9	—
Annual fees for accounting services	13.5	1.6	7.7	4.2	—
Representation contract buyouts	10.9	5.2	4.7	0.6	0.4

Total	$179.5	$13.8	$42.4	$122.2	$1.1

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There have been no material changes in the previously reported legal proceedings.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In June 2004, our Stock Growth Plan and Trust purchased 365,223 shares of our Class B common stock at a price of $1.47 per share for net cash proceeds of $0.5 million. In March 2004, our Stock Growth Plan and Trust purchased 238,759 shares of our Class B common stock at a price of $2.28 per share for net cash proceeds of $0.5 million. These shares were not issued until the second quarter of 2004. The purchase price per share represented the average closing sales price of our Class A common stock on the Nasdaq OTC Bulletin Board for the 20-day trading period ending immediately prior to the date the shares were purchased. We believe the issuance of these shares is exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(A)	Documents Filed as Part of this Report

Exhibit No.	Description
3.1	Certificate of Correction (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

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

(B)	Reports on Form 8-K

We have filed the following current reports on Form 8-K during our second fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
May 14, 2004	Item 12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

August 13, 2004

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ WILLIAM J. MCENTEE, JR.
William J. McEntee, Jr.
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Correction

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))