Form 10-Q
period 2004-09-30
INTEREP NATIONAL RADIO SALES INC
filed 2004-11-15
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on November 10, 2004, was 6,637,716 shares of Class A Common Stock, and 4,214,425 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,023	$7,661
Receivables, less allowance for doubtful accounts of $754 and $808, respectively	21,685	27,585
Representation contract buyouts receivable	400	437
Current portion of deferred representation contract costs	13,866	15,225
Prepaid expenses and other current assets	1,205	1,107

Total current assets	52,179	52,015

Fixed assets, net	3,705	5,050
Deferred representation contract costs	35,865	44,830
Representation contract buyouts receivable	646	31
Investments and other assets	5,504	6,315

Total assets	$97,899	$108,241

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$25,836	$20,670
Accrued interest	2,475	4,950
Representation contract buyouts payable	5,245	7,431
Accrued employee-related liabilities	2,643	3,313

Total current liabilities	36,199	36,364
Long-term debt	99,000	103,000
Representation contract buyouts payable	3,627	4,779
Other noncurrent liabilities	2,393	3,880

Shareholders’ deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 118,598 and 114,037 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (aggregate liquidation preference—$11,859)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 6,626,270 and 6,189,460 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	66	62
Class B common stock, $0.01 par value—10,000,000 shares authorized, 4,225,871 and 4,058,699 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	42	40
Additional paid-in-capital	52,330	51,149
Accumulated deficit	(95,759)	(91,034)

Total shareholders’ deficit	(43,320)	(39,782)

Total liabilities and shareholders’ deficit	$97,899	$108,241

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Commission revenues	$18,556	$23,009	$56,077	$64,183
Contract termination revenue	18,844	42	20,008	617

Total revenues	37,400	23,051	76,085	64,800

Operating expenses:
Selling expenses	15,964	16,275	46,614	47,541
General and administrative expenses	3,576	3,382	10,972	10,202
Depreciation and amortization expense	4,829	17,228	15,045	28,406

Total operating expenses	24,369	36,885	72,631	86,149

Operating income (loss)	13,031	(13,834)	3,454	(21,349)
Interest expense, net	2,634	4,404	7,952	9,952
Other expense	—	500	—	500

Income (loss) before provision for income taxes	10,397	(18,738)	(4,498)	(31,801)
Provision for income taxes	35	64	227	241

Net income (loss)	10,362	(18,802)	(4,725)	(32,042)
Preferred stock dividend	119	114	350	354

Net income (loss) applicable to common shareholders	$10,243	$(18,916)	$(5,075)	$(32,396)

Basic and fully diluted income (loss) per share applicable to common shareholders	$0.94	$(1.85)	$(0.48)	$(3.16)

The accompanying Notes to Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,725)	$(32,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,045	28,406
Noncash interest expense	—	1,688

Changes in assets and liabilities:
Receivables	5,900	8,071
Representation contract buyouts receivable	(578)	268
Prepaid expenses and other current assets	(93)	7
Other noncurrent assets	(202)	(534)
Accounts payable and accrued expenses	5,678	2,002
Accrued interest	(2,475)	(2,597)
Accrued employee-related liabilities	(670)	(331)
Other noncurrent liabilities	(1,487)	487

Net cash provided by operating activities	16,393	5,425

Cash flows from investing activities:
Additions to fixed assets	(817)	(1,966)
Increase in other investments	(5)	—

Net cash used in investing activities	(822)	(1,966)

Cash flows from financing activities:
Station representation contract payments	(5,289)	(8,904)
Gross borrowings on credit facility	21,650	—
Gross repayments on credit facility	(25,650)	—
Repayment of prior credit facility	—	(10,000)
Issuance of Class B common stock	1,080	—
Net borrowings on new credit facility, net of financing costs	—	7,609

Net cash used in financing activities	(8,209)	(11,295)

Net increase (decrease) in cash and cash equivalents	7,362	(7,836)
Cash and cash equivalents, beginning of period	7,661	18,114

Cash and cash equivalents, end of period	$15,023	$10,278

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,146	$10,661
Income taxes	227	241
Prepayment penalty on term loan	—	500

Non-cash investing and financing activities:
Station representation contracts acquired	$2,106	$3,237
Preferred stock dividend	350	354

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

The consolidated financial statements as of September 30, 2004 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2003, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

Comprehensive (Income) Loss

For the three and nine months ended September 30, 2004 and 2003, our comprehensive income (loss) was equal to the respective net income (loss) for each of the periods presented.

Revenue Recognition

We are a national representation (“rep”) firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with its unwired network business, we collect fees for unwired network radio advertising and, after deducting its commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three and nine months ended September 30, 2004 and 2003 each had 13 and 39 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

Our station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. We review the realizability of these deferred costs on a quarterly basis. From time to time, we have paid inducements to extend the life of contracts with its radio groups. These inducement payments are recorded as deferred costs and expensed in the period benefited.

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 10,852,141 and 10,248,159 for the three months ended September 30, 2004 and 2003, and 10,508,057 and 10,248,159 for the nine months ended September 30, 2004 and 2003. Diluted earnings per share applicable to common shareholders reflects the potential dilution that could occur if the outstanding options to purchase common stock were exercised, utilizing the treasury stock method, and also assumes conversion of outstanding convertible preferred stock into shares of common stock at the stated rate of conversion (Note 3). For the three and nine month periods ended September 30, 2004 and 2003, the exercise of outstanding options would have an anti-dilutive effect and therefore have been excluded from the calculation.

Restructuring and Severance Charges

During 2003, we offered an early retirement program, which was accepted by 17 people, including four executives, to reduce future compensation costs. This resulted in approximately $3,000 of termination benefits to be paid over an extended period of time, approximately $2,740 of which was recorded during 2003 at net present value. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires us to record this liability at fair value as of the time the liability was incurred. At December 31, 2003, the accompanying consolidated balance sheet includes the accrual relating to the restructuring program of $2,230. We accrued an additional $174 at September 30, 2004 for an additional termination. During the nine months ended September 30, 2004, we paid approximately $1,195 of termination benefits under these programs, and also accreted approximately $118 of interest. As of September 30, 2004, the remaining accrual was $1,327, of which $1,182 is included in accrued employee related liabilities and $145 is included in other noncurrent liabilities.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We have implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock Based Compensation, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003 in respect of stock options granted during those periods. See Note 2 to Consolidated Financial Statements for further discussion of our accounting for our stock-based compensation plans. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	Nine Months ended September 30,
	2004	2003
Net loss applicable to common shareholders, as reported	$(5,075)	$(32,396)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(626)	(636)

Pro forma net loss	$(5,701)	$(33,032)

Loss per share:
Basic and diluted—as reported	$(0.48)	$(3.16)
Basic and diluted—pro forma	$(0.54)	$(3.22)

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

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted average fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $1.43 for the nine months ended September 30, 2004 and $1.79 for the nine months ended September 30, 2003, with the following weighted average assumptions: risk free interest rate of 3.25% for the nine months ended September 30, 2004 and 2003; expected volatility factors of 122% and 189% for nine months ended September 30, 2004 and 2003, respectively; expected dividend yield of 0% for the nine months ended September 30, 2004 and 2003; and estimated option lives of 5 years for the nine months ended September 30, 2004 and 2003.

In prior years, we repriced 775,300 options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, we have adopted variable plan accounting for these options from the date of the repricing. The price of the stock dropped below the repriced levels after trading at prices higher than the repriced levels. No compensation expense was required in September 30, 2004 and 2003.

On January 5, 2004, we granted 50,000 options to an executive at an exercise price of $1.50, which was the fair market value at the date of grant. These options vest over a three-year period. On April 15, 2004, we granted 25,000 options to an executive at an exercise price of $2.09, which was the fair market value at the date of grant. These options vest over a three-year period. On March 19, 2003, we granted 40,000 options to an executive at an exercise price of $1.73, which was the fair market value at the date of grant. These options vest over a three-year period. On November 21, 2003, we granted 250,000 options to an executive at an exercise price of $1.50, which was the below fair market value at the date of grant. We recorded compensation expense of $38 related to these options, since they were granted at below market value. These options vest over a three-year period.

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

On June 30, 2004, our Interep Stock Growth Plan (“SGP”) paid us $537 to purchase 365,223 shares of Class B common stock. In March 2004, the SGP paid us $544 to purchase 238,759 shares of Class B common stock, which were not issued until the second quarter of 2004. The shares were issued at the current fair market value on the date of purchase. During 2003, the SGP purchased Class A common stock in the open market rather than shares of Class B common stock from the Company.

4. Long-Term Debt

Long-term debt at September 30, 2004 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”). At September 30, 2004, there were no advances outstanding under the $10,000 senior secured revolving credit facility described below.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

The Notes are general unsecured obligations of the Company, and the indenture for the Notes provides, among other things, restrictions on incurring additional indebtedness, payment of dividends, repurchase of equity interests (as defined), creation of liens (as defined), transactions with affiliates (as defined), sales of assets or certain mergers and consolidations. Management believes that we are in compliance with these covenants. The Notes bear interest at the rate of 10.0% per annum, payable semiannually on January 1 and July 1. The Notes are subject to redemption at the option of the Company, in whole or in part. All of our subsidiaries are guarantors of the Notes. Each guarantee is full, unconditional and joint and several with the other guarantees. We have no other assets or operations separate from our investment in the subsidiaries. In July 2000, we repurchased $1,000 in principal of the Notes in the open market.

We capitalized $4,689 of costs incurred in the offering of the Notes, which are being amortized over the ten-year life of the Notes.

In September 2003, we entered into a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10,000 senior secured term loan facility with an institutional lender. The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by the Company and any of its subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200,000 of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility.

5. Commitments and Contingencies

We may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of our operations.

In October 2003, one of our subsidiaries instituted an arbitration proceeding in Las Vegas, Nevada against Citadel Broadcasting Corporation in connection with Citadel’s termination of its representation contract with us. We were seeking monetary damages from Citadel for, among other things, unpaid commissions to which we are contractually entitled and other damages arising from Citadel’s breach of the representation contract and certain other contracts to which Citadel is a party. We commenced the arbitration proceeding pursuant to the commercial arbitration rules of the American Arbitration Association. In November 2003, Citadel served its answer and several counterclaims.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

On August 19, 2004, we reached a settlement with Citadel Broadcasting with respect to the dispute. The parties agreed to jointly state that Citadel no longer contends that we breached the Representation Agreement or failed to adequately perform. The precise terms of the settlement are confidential. Substantially all of the contract termination revenue in the statement of operations relates to this contract.

Certain of our clients were served summons and complaints (on separate matters) for alleged breaches of various national sales representation agreements. We had agreed to indemnify our clients from and against any loss, liability, cost or expense incurred in the actions. In the first quarter of 2002, we entered into a settlement agreement regarding these contract acquisition claims. The settlement resulted in the offset of approximately $12,500 in representation contract buyout receivables and payables as well as additional contract termination revenue of $2,400. In addition, the settlement agreement includes amended payment schedules for approximately $500 in contract representation payables previously recorded.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Commission revenues. Commission revenues for the third quarter of 2004 decreased to $18.6 million from $23.0 million for the third quarter of 2003, or approximately 19.4%. A significant portion of this $4.4 million decrease was attributable to the cancellation of our representation contract with Citadel Broadcasting in the fourth quarter of 2003. (See Note 5 to the unaudited interim consolidated financial statements.) There was also a dramatic softness in national spot advertising. Factors contributing to this softness are the sluggishness of the economic recovery in general, and, more particularly, the recurrence this year of the historical pattern of national advertisers over-emphasizing television ad spending during Olympic years.

Contract termination revenue. Contract termination revenue in the third quarter of 2004 was $18.8 million in the third quarter of 2004 as compared to less than $0.1 million in 2003. Substantially all of this increase was attributable to the Citadel representation contract.

Selling expenses. Selling expenses for the third quarter of 2004 decreased to $16.0 million from $16.3 million in the third quarter of 2003. This decrease of $0.3 million, or approximately 1.9%, was, in large part, attributable to lower compensation costs, resulting from prior year severance programs, that were partially offset by $0.4 million of special promotion program costs.

General and administrative expenses. General and administrative expenses of $3.6 million for the third quarter of 2004 increased $0.2 million, or 5.7%, from $3.4 million for the third quarter of 2003 primarily due to the increase in legal expenses related to the Citadel litigation of $0.5 million.

Operating income before depreciation and amortization. Operating income before depreciation and amortization increased by $14.5 million for the third quarter of 2004 to $17.9 million, from $3.4 million for the third quarter of 2003, for the reasons discussed above. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business. Moreover, the maintenance of certain levels of operating income before depreciation and amortization is required under the covenants of our revolving credit facility.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	September 30
	2004	2003
	(dollars in thousands)
Net income (loss) applicable to common shareholders	$10,243	$(18,916)
Add back:
Depreciation and amortization	4,829	17,228
Preferred stock dividend	119	114
Tax provision	35	64
Other expense	—	500
Interest expense, net	2,634	4,404

Operating income before depreciation and amortization	$17,860	$3,394

Depreciation and amortization expense. Depreciation and amortization expense decreased $12.4 million, or 72.0%, during the third quarter of 2004, to $4.8 million from $17.2 million in the third quarter of 2003. This decrease was substantially the result of the $11.6 million write-off in 2003 of deferred representation contract costs related to the termination of the Citadel representation contract and lower contract acquisition cost amortization in 2004.

Operating income (loss). For the third quarter of 2004, we had operating income of $13.0 million, as compared to an operating loss of $13.8 million for the third quarter of 2003, for the reasons discussed above. Currently, we believe national radio advertising is experiencing a softness in revenues due to a combination of business and economic factors, and it is unclear when the trend will reverse itself and to what extent. While historically, the level of national radio advertising tends to increase during the fourth quarter, and we anticipate such an increase for 2004, it is likely that the general softness will continue into the fourth quarter. Additionally, we are exploring ways to increase capital and further decrease our expenses to offset the decline in revenues.

Interest expense, net. Interest expense, net, decreased $1.8 million, or 40.2%, to $2.6 million for the third quarter of 2004, from $4.4 million for the third quarter of 2003. This decrease primarily resulted from the cancellation of our term loan facility in the third quarter of 2003, and the replacement with our lower interest rate revolving credit facility, which included the write-off of $1.2 million of unamortized deferred debt financing costs and the write-off of $0.4 million of unamortized discount related to the warrants issued in connection with that term loan facility.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the third quarter of 2004 was less than $0.1 million as compared to $0.1 million for the comparable 2003 period.

Net income (loss) applicable to common shareholders. Our net income applicable to common shareholders was $10.2 million as compared to a net loss applicable to common shareholders of $18.9 million for the third quarter of 2003, for the reasons discussed above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Commission revenues. Commission revenues for the first nine months of 2004 decreased to $56.1 million from $64.2 million for the first nine months of 2003, or approximately 12.6%. A significant portion of this $8.1 million decrease was attributable to the cancellation of our representation contract with Citadel. As discussed above, there was also a dramatic softness in national spot advertising.

Contract termination revenue. Contract termination revenue in the first nine months of 2004 increased by $19.4 million to $20.0 million from $0.6 million in the first nine months of 2003. Substantially all of this increase was attributable to the Citadel representation contract.

Selling expenses. Selling expenses for the first nine months of 2004 decreased to $46.6 million from $47.5 million in the first nine months of 2003. This decrease of $0.9 million, or approximately 1.9%, was, in large part due to lower compensation costs, resulting from prior year severance programs, including severance costs of $1.4 million in 2003, partially offset by $1.9 million of special promotion program costs.

General and administrative expenses. General and administrative expenses of $11.0 million for the first nine months of 2004 increased $0.8 million, or 7.5%, from $10.2 million for the first nine months of 2003, primarily due to the increase in legal expenses related to the Citadel litigation of $1.2 million.

Operating income before depreciation and amortization. Operating income before depreciation and amortization increased by $11.4 million for the first nine months of 2004 to $18.5 million, from $7.1 million for the first nine months of 2003, for the reasons discussed above.

Reconciliation of operating income before depreciation and amortization to GAAP Loss Data

	September 30
	2004	2003
	(dollars in thousands)
Net loss applicable to common shareholders	$(5,075)	$(32,396)
Add back:
Depreciation and amortization	15,045	28,406
Preferred stock dividend	350	354
Tax provision	227	241
Other expense	—	500
Interest expense, net	7,952	9,952

Operating income before depreciation and amortization	$18,499	$7,057

Depreciation and amortization expense. Depreciation and amortization expense decreased $13.4 million, or 47.0%, during the first nine months of 2004, to $15.0 million from $28.4 million in the first nine months of 2003. This decrease was substantially the result of the $11.6 million write-off in 2003 of deferred representation contract costs related to the termination of the Citadel representation contract and lower contract acquisition cost amortization.

Operating income (loss). For the first nine months of 2004, we had operating income of $3.5 million, as compared to an operating loss of $21.3 million for the first nine months of 2003, for the reasons discussed above. Currently, we believe national radio advertising is experiencing a softness in revenues due to a combination of business and economic factors, and it is unclear when the trend will reverse itself and to what extent. While historically, the level of national radio advertising tends to increase during the fourth quarter, and we anticipate such an increase for 2004, it is likely that the general softness will continue into the fourth quarter. Additionally, we are exploring ways to increase capital and further decrease our expenses to offset the decline in revenues.

Interest expense, net. Interest expense, net, decreased $2.0 million, or 20.1%, to $8.0 million for the first nine months of 2004, from $10.0 million for the first nine months of 2003. This decrease primarily resulted from the cancellation in September 2003 of our term loan facility, and the replacement with our lower interest rate revolving credit facility, which included the write-off of $1.2 million of unamortized deferred debt financing costs and the write-off of $0.4 million of unamortized discount related to the warrants issued in connection with that term loan facility.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first nine months of 2004 and 2003 was $0.2 million.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders decreased $27.3 million, or 84.3%, to $5.1 million for the first nine months of 2004, from $32.4 million for the first nine months of 2003 for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At September 30, 2004, we had cash and cash equivalents of $15.0 million, working capital of $16.0 million and availability under our credit facility of $10.0 million.

Cash provided by operating activities during the first nine months of 2004 was $16.4 million, as compared to $5.4 million during the first nine months of 2003. This fluctuation was substantially attributable to contract termination revenue offset by working capital components.

Net cash used in investing activities is attributable to capital expenditures. Net cash used in investing activities during the first nine months of 2004 and 2003 were $0.8 million and $2.0 million. The payments made in 2004 include $0.4 million, which was capitalized in 2003.

Cash used for financing activities of $8.2 million during the first nine months of 2004 consisted of $5.3 million for representation contract acquisition payments and $25.7 million of gross repayments on our credit facility, offset by $21.7 million of gross borrowings on our credit facility and $1.1 million received by us for Class B common stock issued to our Stock Growth Plan. Cash used for financing activities of $11.3 million during the comparable period of 2003 consisted of $8.9 million of representation contract acquisition payments and a $2.4 million reduction in debt. This reduction consisted of the repayment of $10 million for the term loan facility offset by the borrowing of $8 million on the new revolving credit facility, net of $0.4 million of related financing costs.

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

The Senior Subordinated Notes were issued under an indenture that limits our ability to engage in various activities. Among other things, we are generally not able to pay any dividends to our shareholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances, and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes. Management believes that we are in compliance with these covenants.

Our Senior Subordinated Notes are redeemable at our option. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Senior Subordinated Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. The revolving credit facility enables us to more efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) our consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by us and any of our subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. The remaining $1.2 million of unamortized financing costs related to the superseded term loan facility, as well as the remaining $0.4 million of unamortized discount related to the warrants issued in conjunction with that facility, were written off to interest expense during the third quarter of 2003. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At September 30, 2004, we had $10.0 million available under our revolving credit facility.

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

We believe that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, as well as the monthly interest payments under our senior secured revolving loan facility, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. Accordingly, we are exploring additional sources of capital and ways to reduce our expenses.

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

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2004	2005-2006	2007-2008	2009- Thereafter
	(Dollars in Millions)
Long term debt	$99.0	$—	$—	$99.0	$—
Operating leases	10.6	1.2	5.2	3.5	0.7
Interest expense	39.6	—	19.8	19.8	—
Annual fees for accounting services	19.0	0.8	7.7	8.6	1.9
Representation contract buyouts	8.9	3.2	4.7	0.6	0.4

Total	$177.1	$5.2	$37.4	$131.5	$3.0

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

On August 19, 2004, we reached a settlement with Citadel Broadcasting with respect to a dispute arising after Citadel ended its representation with us in October 2003. The parties have agreed to jointly state that Citadel no longer contends that we breached the Representation Agreement or failed to adequately perform. The precise terms of the settlement are confidential.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on August 12, 2004, for the purpose of electing three directors to our Board of Directors for a term of three years and ratifying the appointment of Ernst & Young LLP as our independent auditors for the 2004 fiscal year. Leslie D. Goldberg, John E. Palmer and Arnold Sheiffer were elected to serve on the Board of Directors until our annual meeting of shareholders in 2007. Howard M. Brenner, Ralph C. Guild, Marc G. Guild, George E. Pine and Arnold Semsky have continued to serve their existing terms as directors.

Messrs. Goldberg, Palmer and Sheiffer were elected as directors by a vote of 44,132,613 votes, 44,698,786,votes and 44,699,786 votes in favor of their election, respectively, and 646,669 votes, 80,496 votes and 79,496 votes against, respectively. The votes cast in favor of Messrs. Goldberg, Palmer and Sheiffer represented 98.6%, 99.8% and 99.8% of the total number of votes cast, respectively. The proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the 2004 fiscal year was approved by a vote of 44,714,675 votes in favor of the proposal, 24,671 votes against and 39,936 abstentions. The votes cast in favor of the proposal represented 99.9% of the total number of votes cast.

Item 5. OTHER INFORMATION

On October 8, 2004, we terminated our relationship with Ernst & Young LLP (E&Y), our independent public accountants. On October 21, 2004, we engaged BDO Seidman LLP (BDO) as our independent public accountants. The Audit Committee of our Board of Directors considered, approved and recommended to our Board the termination of our engagement of E&Y and the appointment of BDO. These actions were ratified and approved by our Board of Directors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B) Reports on Form 8-K

We have filed the following current reports on Form 8-K during our third fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
August 10, 2004	Item 12	No

August 19, 2004	Item 8.01	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

November 15, 2004

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