Form 10-K
period 2004-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2005-04-15
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s Class A Common Stock on The Nasdaq OTC Bulletin Board, was $6,432,244 as of June 30, 2004 (this excludes shares owned beneficially by directors, executive officers and the registrant’s Stock Growth Plan).

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 15, 2005, was 6,767,933 shares of Class A Common Stock, and 4,527,943 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.    BUSINESS

General

Interep is the largest independent national spot radio representation or “rep” firm in the United States. We are the exclusive rep firm for nearly 1,800 radio stations nationwide, including radio stations owned by six of the ten largest radio groups by revenue. Our market share in the ten largest U.S. radio markets (as defined by Arbitron) was an estimated 52% for 2004. We serve innovative radio station groups, while still meeting the needs of independent stations nationwide. We have grown to be a leader in radio advertising by improving our clients’ advertising revenues, acquiring station representation contracts, creating and acquiring other rep firms and offering advertisers creative marketing solutions to achieve their goals. Today, our solutions include not only radio, but also other media.

Interep is an advertising sales and marketing company that is a preeminent leader in the radio industry. Our 17 offices across the country enable us to serve our radio station clients and advertisers in all 50 states and portions of Mexico and Canada. We provide national sales representation for clients whose diverse formats include country, rock, sports, Hispanic, classical, urban, news, talk, oldies, adult contemporary, jazz, contemporary hits, etc. We have developed strong relationships with our clients and the agencies and buying services that purchase advertising. We believe we can extend our success in radio to other types of media that we integrate into our roster of marketing and sales services. Our intention is to enable our clients to exploit strong overlap in demographic composition and usage patterns between radio listeners and users of the Internet and other media.

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

Strong Relationships with Advertisers; National Presence.    Our strong relationships with advertisers, advertising agencies and media buying services nationwide enable us to promote our client stations effectively. We understand the markets and the advertisers’ needs. We work closely with advertisers to help them develop and refine radio advertising strategies and to support their purchases of advertising time on our client stations. Our sales force is strategically located across the country to provide effective coverage of all major media buying centers. Our market leadership enhances our value to advertisers, increases our ability to sell air time for clients and allows us to package national spot time on multiple radio stations creatively to meet advertisers’ special needs. We believe that our market leadership will enable us to integrate Internet and other forms of advertising media into our business.

Innovative Solutions.    We have pioneered a variety of innovative solutions for the radio industry. For example, we were the first to package and market unaffiliated portfolios of client stations by grouping them together as “unwired networks” to meet advertisers’ particular needs. Unwired networks enable radio advertisers and advertising agencies to target specific groups or markets by placing advertisements on as few as two stations or as many as all of the nearly 1,800 stations represented by us. Advertising agencies and media buyers derive additional benefits from our unwired networks as we often perform research, scheduling, billing, payment, pre-analysis and post-analysis functions relating to the advertising time purchase. We also use promotions and specialized agency sales targeted at boutique agencies. We developed the use of dedicated radio sales representation firms, such as ABC Radio Sales and Infinity Radio Sales, which enable a client to benefit from our comprehensive services while still projecting its corporate identity to advertisers.

We Continue to Innovate.    We formed Interep Interactive, our interactive representation and web publishing division specializing in the sales and marketing of on-line advertising, including streaming media. Interep Interactive includes Winstar Interactive and Perfect Circle Media. We also provide online marketing research on a secure basis to clients and advertisers.

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

RadioExchange, a proprietary system, is the radio industry’s first national spot radio web-based order management, electronic invoicing and electronic ordering system. This system significantly reduces the overall burden of administering the process of buying radio by reducing data entry and facilitating the reconciliation of discrepancies, while providing greater accountability to advertisers and expediting payments to radio stations. The system has been developed in conjunction with two software and technology companies with extensive experience in the media industry. The system is currently in use by several major advertising agencies and national broadcasting groups, and will continue to be implemented at additional locations throughout 2005.

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

Independence.    We are a publicly-owned company. We are the only major radio representaion firm that is not owned by a broadcast group. We believe that our independence reduces perceived conflicts of interest in our sales efforts on behalf of our clients.

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

For the year ended December 31, 2004, no station or station group, other than Infinity Broadcasting Corporation, accounted for more than 10 percent of our commission revenues.

Competition

Our success in radio advertising sales depends on our ability to acquire and retain representation contracts with radio stations. The media representation business is highly competitive, both in the competition for clients and in the sale of air time to advertisers. Our only significant competitor in the national spot radio representation industry is Katz Radio Group, Inc., a subsidiary of Clear Channel Communications, Inc., a major media company. We also compete with other independent and network media representatives, direct national advertisers, national radio networks, syndicators and other brokers of radio advertising. Moreover, on behalf of our clients, we compete for advertising dollars with other media such as broadcast and cable television, newspapers, magazines, outdoor and transit advertising, Internet advertising, point-of-sale advertising and yellow pages directories. Certain of our competitors have greater financial and other resources than we do, and such resources may provide them with a competitive advantage in competing for client stations or advertising expenditures.

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

Employees

As of December 31, 2004, we employed approximately 430 employees, substantially all of who were sales-related personnel. None of our employees are represented by a union. We believe that our relations with our employees are excellent.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Positions
Ralph C. Guild	76	Chairman of the Board and Chief Executive Officer; Director
George E. Pine	56	President and Chief Operating Officer; Director
Marc G. Guild	54	President, Marketing Division; Director
William J. McEntee, Jr.	61	Senior Vice President and Chief Financial Officer

All executive officers are appointed for terms of one year.

Ralph C. Guild has been Chairman of the Board and Chief Executive Officer of the Company since 1986, and has served as a director of the Company since 1967. He has been employed by the Company or its predecessors since 1957 in various capacities. Mr. Guild is a prominent figure in the radio business, and has received many of the most prestigious awards in the industry. In November 1991, Mr. Guild became one of the first inductees into the Broadcasting Hall of Fame. He also received the Golden Mike Award from the Broadcasters Foundation in 1998 for outstanding contributions to the radio industry. In March 2001, Mr. Guild received the International Radio & Television Society’s Golden Medal Award. Mr. Guild is active in a broad range of industry associations and charitable organizations. Currently, he serves on the Boards of Trustees of the Museum of Television & Radio, the Center for Communications and the University of the Pacific.

George E. Pine was appointed President and Chief Operating Officer of the Company in March 2003. He joined our Board of Directors in April 2003. He was President of the Company’s ABC Radio subsidiary from 1998 until becoming President of the Company. Before that, he served the Company in various sales management capacities since 1973, including President of Interep East. Mr. Pine is a Member of the Board of Trustees of both Ithaca College and the Webb School in Tennessee and serves as Chairman of their respective Development Committees. Mr. Pine also serves on the Board of Directors of the Radio Advertising Bureau and the John Bayliss Broadcast Foundation. He is a member of the International Radio & Television Society.

Marc G. Guild has been President, Marketing Division, of the Company since November 1989, and has served as a director of the Company since 1989. He was Executive Vice President of Network Sales/Operations of the Company from 1986 to 1989. Mr. Guild has been employed by the Company or its predecessors since 1972 in various capacities. As President of our Marketing Division, Mr. Guild plays a key role in the Company’s sales and marketing programs, the Interep Radio University and the Company’s research and technology divisions and also oversees the Company’s New business develop efforts. Mr. Guild serves on the Board of Directors of the International Radio and Television Foundation. Marc Guild is the son of Ralph Guild.

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

Item 2.    PROPERTIES

We lease approximately 162,000 square feet of office space in 17 cities throughout the United States. Our principal executive offices are located at 100 Park Avenue, New York, New York, where we occupy 58,000 square feet under a lease, which expires in March 2020. We believe that our office premises are adequate for our foreseeable needs.

Item 3.    LITIGATION

We are involved in judicial and administrative proceedings from time to time concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition or operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock has been listed on the Nasdaq OTC Bulletin Board since August 18, 2003. From February 10, 2003 through August 15, 2003, our Class A Common Stock had been listed on the Nasdaq SmallCap Market. Prior to February 10, 2003, our Class A Common Stock was listed on the Nasdaq National Market. The Class A Common Stock trades under the symbol “IREP.OB.” On March 15, 2005, the last sale price of the Class A Common Stock on the Nasdaq OTC Bulletin Board was $0.55 per share. The following table sets forth the range of high and low closing prices for our Class A Common Stock through for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
First Quarter 2003	$2.25	$1.60
Second Quarter 2003	$2.79	$1.66
Third Quarter 2003	$3.05	$2.30
Fourth Quarter 2003	$3.25	$1.31
First Quarter 2004	$2.41	$1.45
Second Quarter 2004	$2.32	$1.10
Third Quarter 2004	$1.15	$0.51
Fourth Quarter 2004	$0.96	$0.64

As of March 15, 2005, there were approximately 173 holders of record of our Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth the securities of Interep authorized for issuance under equity compensation plans and arrangements as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the previous column)
Equity compensation plans approved by security holders:
1999 Stock Incentive Plan	959,717	$2.46	1,009,951
Equity compensation plans not approved by security holders:
Options granted pursuant to individual compensation arrangements (1)	4,206,439	$3.78	0

(1)	These shares are issuable pursuant to stock options that were awarded to employees of Interep at various times from 1988 through 1998 prior to the adoption of our 1999 Stock Incentive Plan. The terms of the awards are substantially similar to the awards granted under our 1999 Stock Incentive Plan. All of the stock options granted prior to the adoption of our 1999 Stock Incentive Plan are currently vested and will expire between the years 2005 and 2008.

Recent Sales of Unregistered Securities

Interep sold the following amounts of Class B Common Stock to its Stock Growth Plan on the following dates and at the following purchase prices per share and aggregate purchase prices. Each purchase price per share was determined based on the trailing 20 trading-day average of Interep’s Class A Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock:

Date	Shares of Class B Common Stock Sold	Price Per Share	Aggregate Purchase Price
March 31, 2002	164,117	$3.40	$558,000
June 30, 2002	159,620	$3.69	$589,000
September 30, 2002	195,859	$3.14	$615,000
December 31, 2002	228,163	$2.45	$559,000
March 31, 2004	238,759	$2.28	$544,000
June 30, 2004	365,223	$1.47	$537,000
September 30, 2004	410,402	$0.71	$290,000

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

The Series A Preferred Stock has a face amount of $100 per share and a liquidation preference in such amount in priority over our Class A Common Stock and Class B Common Stock. Each share of the Series A Preferred Stock may be converted at the option of the holder at any time into 25 shares of our Class A Common Stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustment). If the market price of our Class A Common Stock is $8.00 or more for 30 consecutive trading days, the Series A Preferred Stock will automatically be converted into shares of our Class A Common Stock at the then applicable conversion price. The Series A Preferred Stock bears a 4% annual cumulative dividend that we can pay in cash or in kind (in additional shares of the Series A Preferred Stock) at our discretion. In May 2004 and June 2003, we paid the 4% dividend in kind, which amounted to 4,561.47 shares and 4,036.67 shares. We expect to continue to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Preferred Stock vote, on an “as converted basis”, together with the holders of our Class A and Class B Common Stock, on all matters and would vote alone as a class if changes to the rights or status of the Series A Preferred Stock were proposed by us.

Each warrant is immediately exercisable for one share of our Class A Common Stock at a strike price of $4.00 per share (subject to anti-dilution adjustment). The Warrants expire on the fifth anniversary of their date of issuance.

In connection with a consulting agreement, 33,333 shares of our Class A stock were issued to a consultant in the fourth quarter of 2004.

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

Item 6.    SELECTED FINANCIAL DATA

The following table contains selected consolidated financial information derived from our audited consolidated financial statements set forth elsewhere in this Form 10-K or in Forms 10-K previously filed with the SEC, and you should review the data in the table below in conjunction with those audited consolidated financial statements and the notes thereto. The following tables summarize certain consolidated financial data derived from our audited consolidated financial statements for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000.

	Amounts in thousands, except share data
	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Commission revenues	$78,455	$87,755	$87,372	$81,128	$100,599
Contract termination revenue	24,462	666	7,220	21,431	7,171

Total revenues	102,917	88,421	94,592	102,559	107,770

Operating expenses:
Selling, general and administrative expenses	78,828	79,148	70,163	77,707	77,731
Depreciation and amortization expense	19,783	33,989	23,651	36,673	26,448

Total operating expenses	98,611	113,137	93,814	114,380	104,179

Operating income (loss)	4,306	(24,716)	778	(11,821)	3,591
Interest expense, net	10,563	12,613	10,469	9,416	7,796
(Income) loss on investments	(84)	—	525	3,340	378
Other loss (income)	—	528	—	(236)	—

Loss before income taxes and cumulative change in accounting principle	(6,173)	(37,857)	(10,216)	(24,341)	(4,583)
Income taxes	261	343	7,360	(4,486)	(1,678)

Loss before cumulative change in accounting principle	(6,434)	(38,200)	(17,576)	(19,855)	(2,905)
Cumulative change in accounting principle (A)	(598)	—	—	—	—

Net loss	(7,032)	(38,200)	(17,576)	(19,855)	(2,905)
Preferred stock dividend	468	468	2,381	—	—

Net loss applicable to common shareholders	$(7,500)	$(38,668)	$(19,957)	$(19,855)	$(2,905)

			(restated)
Basic and diluted loss per common share:
Before cumulative change in accounting principle	$(0.60)	$(3.73)	$(1.85)	$(2.28)	$(0.31)
Cumulative change in accounting principle	(0.06)	—	—	—	—
Preferred stock dividend	(0.04)	(0.04)	(0.25)	—	—

Total	$(0.70)	$(3.77)	$(2.10)	$(2.28)	$(0.31)

Basic and diluted weighted average common shares outstanding	10,695,410	10,248,159	9,490,519	8,715,129	9,306,826

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,937	$7,661	$18,114	$11,502	$23,681
Marketable securities	—	—	—	—	9,965
Working capital	13,006	15,651	38,883	41,499	54,634
Total assets	91,010	108,241	149,966	179,729	221,544
Long-term debt (including current portion) (net of unamortized discount of $523 in 2002)	99,000	103,000	108,477	99,000	99,000
Stockholders’ equity (deficit)	(45,427)	(39,782)	(1,555)	4,290	20,570

(A)	Effective July 2004, we applied the principles of Emerging Issues Task Force No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this change in accounting principle was a $0.6 million reduction in the carrying amount of our investment in a limited liability company. We are now required to account for this investment on the equity method of accounting. Our portion of income for 2004 was less than $0.1 million.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Commission revenues.    Commission revenue for 2004 decreased $9.3 million, or 10.6%, to $78.5 million from $87.8 million in 2003. A significant portion of this decrease was attributable to the cancellation of our representation contract with Citadel Broadcasting in the fourth quarter of 2003. There was also a dramatic softness in national spot advertising that has only recently begun to improve. Factors contributing to this softness were the sluggishness of the economic recovery in general, and, more particularly, the recurrence of the historical pattern of national advertisers over-emphasizing television during election and Olympic years at the expense of radio advertising.

Contract termination revenue.    Contract termination revenue in 2004 increased $23.8 million to $24.5 million from $0.7 million in 2003. Substantially all of this increase was attributable to the Citadel representation contract termination in 2003. During 2004, approximately 25 stations terminated representation contracts with us, which had generated an aggregate of approximately $1.0 million of commission revenue during their 12-month trailing periods.

Selling expenses.    Selling expenses for 2004 decreased to $63.7 million from $64.8 million during 2003. This decrease of $1.1 million, or approximately 1.7%, was primarily due to a $2.5 million reduction in compensation costs, resulting from prior year severance programs and the non-recurrence of a $1.0 million loss on the sublease of excess space in 2003, partially offset by $2.3 million of special promotion program costs.

General and administrative expenses.    General and administrative expenses of $15.1 million for 2004 increased $0.7 million, or 5.4%, from $14.4 million for 2003, primarily due to non-recurring legal costs in connection with the litigation that we instituted to recover a buyout payment from Citadel.

Operating income before depreciation and amortization.    Operating income before depreciation and amortization increased by $14.8 million, or 159.8%, in 2004 to $24.1 million from $9.3 million in 2003, for the reasons discussed above. Included in operating income before depreciation and amortization in 2004 was $24.5 million of non-recurring contract termination revenue as compared to contract termination revenue of $0.7 million in 2003. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Moreover, the maintenance of certain levels of operating income before depreciation and amortization is required under the covenants of our revolving credit facility.

Reconciliation of net loss applicable to common shareholders to operating income before depreciation and amortization

	2004	2003
	(dollars in thousands)
Net loss applicable to common shareholders	$(7,500)	$(38,668)
Add back:
Depreciation and amortization	19,783	33,989
Preferred stock dividend	468	468
Cumulative change in accounting principle	598	—
Tax provision	261	343
Other (income) expense	(84)	528
Interest expense, net	10,563	12,613

Operating income before depreciation and amortization	$24,089	$9,273

Depreciation and amortization expense.    Depreciation and amortization expense decreased $14.2 million, or 41.8%, to $19.8 million in 2004, from $34.0 million in 2003. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. The decrease consisted of the $11.6 million write-off of deferred representation contract costs related to the termination of the Citadel representation contract in 2003 and a $2.6 million reduction in depreciation and amortization in 2004 related to fully amortized contracts and depreciated assets. We acquired representation contracts with approximately 63 new radio stations in 2004. We believe these contracts generated an aggregate of $1.3 million of commission revenues during their 12-month trailing periods prior to their acquisition.

Operating income (loss).    In 2004, there was operating income of $4.3 million as compared to an operating loss of $24.7 million in 2003, for the reasons discussed above.

Interest expense, net.    Interest expense, net, decreased $2.0 million, or 16.3%, to $10.6 million for 2004, from $12.6 million for 2003. This decrease primarily resulted from our replacement, in September 2003, of a term loan facility obtained in November 2002 with a new revolving credit facility. The cancellation of our term loan facility required the write-off of $1.2 million of unamortized deferred debt financing costs and $0.4 million of unamortized discount related to warrants issued in connection with the term loan facility and certain interest expense. See “Other expense,” below.

Other expense.    Other expense in 2003 included a $0.5 million pre-payment penalty related to the early payoff of the term loan facility.

Benefit for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes in 2004 and 2003 was $0.3 million and related principally to state income taxes. A valuation allowance of $2.7 million and $14.8 million was recorded in 2004 and 2003, to reflect uncertainties with regard to when we will realize our net deferred tax assets.

Preferred stock dividend.    We accrued $0.5 million for preferred stock dividends in 2004 and 2003. All dividends were paid in additional shares of preferred stock and not in cash.

Cumulative change in accounting principle.    Effective July 2004, we applied the principles of Emerging Issues Task Force (“EITF”) No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this change in accounting principle was a $0.6 million reduction in the carrying amount of our investment in a limited liability company. We are now required to account for this investment on the equity method of accounting. Our portion of income for 2004 was less than $0.1 million. There was no change in 2003.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders of approximately $7.5 million for 2004, a $31.2 million decrease over the $38.7 million net loss applicable to common shareholders for 2003, was attributable to the reasons discussed above.

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

Reconciliation of net loss applicable to common shareholders to operating income before depreciation and amortization

	2003	2002
	(dollars in thousands)
Net loss applicable to common shareholders	$(38,668)	$(19,957)
Add back:
Depreciation and amortization	33,989	23,651
Preferred stock dividend	468	2,381
Tax provision	343	7,360
Loss on investment	—	525
Other expense	528	—
Interest expense, net	12,613	10,469

Operating income before depreciation and amortization	$9,273	$24,429

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

Benefit for income taxes.    Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes in 2003 was $0.3 million as compared to $7.4 million in 2002. A valuation allowance of $14.8 million and $6.6 million was recorded in 2003 and 2002, to reflect uncertainties with regard to when we will realize our net deferred tax assets.

Preferred stock dividend.    We accrued $0.5 million for preferred stock dividends in 2003 compared to $0.2 million in 2002. As the preferred stock was issued in May and June 2002, only a partial year was accrued in 2002. All dividends were paid in additional shares of preferred stock and not in cash. Also included in preferred stock dividend in 2002 was a $2.1 million deemed dividend for the intrinsic value of the beneficial conversion option under the terms of the Series A Preferred Stock.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders of approximately $38.7 million for 2003, a $18.7 million increase over the $20.0 million net loss applicable to common shareholders for 2002, was attributable to the reasons discussed above.

Liquidity and Capital Resources

Cash provided from operations and financing transactions has primarily funded our cash requirements. As of December 31, 2004, we had cash and cash equivalents of $4.9 million and working capital of $13.0 million. Additionally, at December 31, 2004, we had available $10.0 million under our revolving credit facility.

Cash provided by operations during 2004 was $7.6 million, as compared to $9.8 million and $8.5 million for the years ended 2003 and 2002. These fluctuations were primarily attributable to contract terminations and changes in working capital components, including increases in representation contract buyouts receivable of $4.8 million and other noncurrent assets of $1.2 million and decreases in accounts payable and accrued expenses of $1.8 million and other noncurrent liabilities of $1.6 million.

Net cash used in investing activities during 2004, 2003 and 2002 was $0.9 million, $2.3 million and $0.5 million, respectively, and was primarily the result of capital expenditures for computer equipment. The payments made in 2004 include $0.5 million, which was capitalized in 2003.

Effective July 2004, we applied the principles of EITF No. 03-16. The effect of this change in accounting principle was a $0.6 million reduction in the carrying amount of our investment in a limited liability company. We are now required to account for this investment on the equity method of accounting. Our portion of income for 2004 was less than $0.1 million. Prior to the change in accounting principle, we reduced the carrying value of our non-public investments primarily in the Internet advertising industry by $0.5 million. As part of the evaluation, we considered, among other factors, the business plans of these firms, the quality and effectiveness of their management teams, their liquidity and capital resource positions, and their business relationships with third parties.

Cash used for financing activities of $9.4 million during 2004 consisted primarily of $6.8 million for the acquisition of representation contracts and a net $4 million reduction in debt, resulting from the $25.7 million of gross repayments and $21.7 million of gross borrowings on our credit facility, offset by $1.4 million received by us for Class B common stock issued to our Stock Growth Plan. Cash used for financing activities of $18.0 million during 2003 consisted primarily of $11.6 million for the acquisition of representation contracts and a net $6 million reduction in debt, resulting from the repayment of $10 million for the term loan facility offset by the borrowing of $4 million on the new senior secured revolving credit facility, net of $0.5 million of related financing costs. Cash used for financing activities of $1.3 million during 2002 consisted primarily of $23.5 million for acquisitions of representation contracts, offset by $10.2 million of net proceeds from the issuance of Series A convertible preferred stock, $2.3 million of proceeds from the issuance of Class B common stock to our Stock Growth Plan and $9.6 million from a term loan facility, net of financing cost.

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

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. The revolving credit facility enables us to more efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) our consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by us and any of our subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. The remaining $1.2 million of unamortized financing costs related to the superseded term loan facility, as well as the remaining $0.4 million of unamortized discount related to the warrants issued in conjunction with that facility, were written off to interest expense during the third quarter of 2003. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At December 30, 2004, we had $10.0 million available under our revolving credit facility.

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

During 2004, we implemented various cost savings measures, including the termination of several employees. Our liquidity and cash flows will be impacted by these headcount reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as the other material cost savings measures such as lease renegotiations and reductions in consulting, which were implemented in 2004.

Certain Factors That May Affect Our Results of Operations

The following factors are some, but not all, of the variables that may have an impact on our results of operations:

•	Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

•	Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

•	Terrorism, the military action in Iraq and other geopolitical situations have caused uncertainty. While the ongoing consequences of these events remain unclear, we believe that they have likely had an adverse effect on general economic conditions, consumer confidence, advertising and the media industry and may continue to do so in the future.

•	The termination of a representation contract will increase our results of operations for the fiscal quarter in which the termination occurs due to the termination payments that are usually required to be paid, but will negatively affect our results in later quarters due to the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

•	We depend heavily on our key personnel, including our Chief Executive Officer, Ralph C. Guild, and our President and Chief Operating Officer, George E. Pine, and our inability to retain them could adversely affect our business.

•	We rely on a limited number of clients for a significant portion of our revenues.

•	Our significant indebtedness may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

•	We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

•	Competition could harm our business. Our only significant competitor is Katz Radio Group, Inc., which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers’ total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

New Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for employee stock options, Statement of Financial Accounting Standards (“SFAS ”) No. 123(R), Share-Based Payment, which replaces SFAS No. 123 and supercedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the service period. SFAS No. 123(R) is effective beginning for interim or annual periods beginning after June 15, 2005, which would be our third quarter of 2005. See Notes 1 and 4 to the Consolidated Financial Statements for further discussion of our accounting for our stock-based compensation plans.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interep and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based upon historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable.

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2004, 2003, and 2002 each had 52 weeks.

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

Costs of purchasing station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. We review the realizability of these deferred costs on a quarterly basis. From time to time, we have paid inducements to extend the life of contracts with our radio groups. These inducement payments are recorded as deferred costs and expensed in the period benefited.

Cash and Cash Equivalents

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

Long-Lived Assets

We assess the impairment of our long-lived assets in accordance with SFAS No. 144, which requires testing when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We reevaluate these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining life. SFAS No. 144, which also applies to other long-lived assets such as plant, property and equipment, as well as groups of assets, provides examples of indicators of potential impairment such as: a significant decrease in market price of the asset; a significant adverse change in the extent or manner in which the asset is used; a significant adverse change in legal factors or the business climate; an adverse action or assessment by a regulator; excess cost accumulation for the acquisition or construction of the asset; current period operating cash flow losses combined with a similar history or a projection of future losses; and a more likely than not expectation that the asset will be sold. If any indicators were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), we would perform the next step which is to determine the fair value of the asset and record an impairment, if any. Based on the Company’s analysis, no impairment was recorded as of December 31, 2004.

Stock Growth Plan

We maintain a Stock Growth Plan (“SGP”) for eligible employees. Cash contributions made by us to the SGP are recorded as compensation expense. Shares of our stock owned by the SGP are treated as outstanding common stock.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We have implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amended the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 in respect of stock options granted during those periods. In December 2004, FASB issued SFAS No. 123R, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense in the income statement. SFAS No. 123R is effective for the first annual or interim reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. We expect to adopt SFAS No. 123R beginning in the third quarter of 2005. See Notes 1 and 4 to Consolidated Financial Statements for further discussion of our accounting for our stock-based compensation plans.

Restructuring and Severance Charges

During 2004 and 2003, we offered an early retirement program, which was accepted by one person in 2004 and 17 people in 2003, including four executives, to reduce compensation costs on a going forward basis. This resulted in termination benefits to be paid over an extended period of time, which were recorded during 2004 and 2003 at net present value. SFAS No. 146 required that we record this new liability at fair value as of the time the liability was incurred. See Note 1 to the Consolidated Financial Statements for further discussion.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 10,695,410, 10,248,159, and 9,490,519 for the years ended December 31, 2004, 2003, and 2002, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2004, 2003, and 2002, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 5,166,155, 5,121,405 and 4,880,106 at December 31, 2004, 2003 and 2002. The 2002 loss per share has been restated to record the $2.1 million deemed dividend (an increase in loss applicable to common shareholders) for the intrinsic value of the beneficial conversion option under the terms of the Series A Preferred Stock.

Income Taxes

Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to amounts considered more likely than not to be realized.

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

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	2010-Thereafter
	(Dollars in Millions)
Long term debt	$99.0	$—	$—	$99.0	$—
Operating leases	44.9	4.8	8.4	6.6	25.1
Interest expense	34.7	9.9	19.8	5.0	—
Annual fees for accounting services	23.5	3.9	8.4	9.2	2.0
Representation contract buyouts	8.2	5.5	1.9	0.6	0.2

Total	$210.3	$24.1	$38.5	$120.4	$27.3

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

Because our obligation under the senior secured revolving credit facility bears interest at a variable rate, we are sensitive to changes in prevailing interest rates. A one-point fluctuation in market rates would not have had a material impact on 2005 earnings.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial information required by this item appears in the pages marked F-1 through F-24 at the end of this Report and is incorporated herein by reference as if fully set forth herein.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 8, 2004, we terminated the engagement of Ernst & Young LLP (“Ernst & Young”), our independent public accountants. The reports of Ernst & Young on our financial statements for the fiscal years ended December 31, 2002 and December 31, 2003 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2002 and December 31, 2003 and during the subsequent interim periods through the date of termination, we had no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. In addition, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) during these periods.

The Audit Committee of our Board of Directors considered, approved and recommended to our Board of Directors the termination of our engagement of Ernst & Young as our independent auditors. These actions were ratified and approved by our Board of Directors.

We engaged BDO Seidman, LLP (“BDO”) to act as our independent auditors as of October 21, 2004. During the two most recent fiscal years, we had not consulted with BDO regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). The Audit Committee of our Board of Directors considered, approved and recommended to our Board of Directors the appointment of BDO as our independent auditors. These actions were ratified and approved by our Board of Directors.

Item 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

(a) In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

This conclusion was based on the failure of the Company to implement the principles of EITF No. 03-16 Accounting for Investments in Limited Liability Companies (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, above) in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, despite the fact that such pronouncement was effective for reporting periods beginning after June 15, 2004. The evaluation did not find other bases for the conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

In conducting its evaluation, management considered the effectiveness of the Company’s procedures for obtaining notice of new accounting and disclosure rules, policies, procedures and pronouncements, determining the relevance of such items to the Company and timely implementing those items that it deems relevant, in order to provide reasonable assurance that transactions are recorded and characterized as necessary to permit the preparation of the Company’s financial statements in accordance with United States generally accepted accounting principles. In particular, management is assessing the Company’s access to accounting pronouncements and other materials and its reliance on consultations with external accounting and financial experts with regard to such matters.

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is currently evaluating possible practical steps that it may wish to implement to improve its procedures in this regard, mindful of the relatively small size of the Company’s accounting and financial staff.

(b)    Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Items 10  Through 14 Inclusive.

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to our executive officers, which is set forth in Part I under the caption “Executive Officers”), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal accounting fees and services) is incorporated by reference to our definitive proxy statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about April 29, 2005.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    Documents Filed as Part of this Report

Financial Statements and Supplementary Data.    The following Financial Statements of the Company are filed with this Form 10-K:

Exhibits.    The following Exhibits are filed as part of this Report:

Exhibit No.	Description
3.1(5)	Restated Certificate of Incorporation of Interep
3.2(8)	Certificate of Amendment of the Restated Certificate of Incorporation
3.3(5)	By-Laws of Interep
3.4(13)	Certificate of Correction
4.1(1)	A/B Exchange Registration Rights Agreement, dated July 2, 1998, among Interep, the Guarantors, BancBoston Securities Inc., Loenbaum & Company Incorporated and SPP Hambro & Co., LLC
4.2(1)	Indenture, dated July 2, 1998, between Interep, the Guarantors and Summit Bank
4.3(1)	Form of 10% Senior Subordinated Note (Included in Exhibit 4.2)
4.4(3)	Supplemental Indenture, dated as of March 22, 1999, among American Radio Sales, Inc., Interep, the Guarantors and Summit Bank as Trustee
4.5(6)	Form of Registration Rights Agreement among the Interep Employee Stock Ownership Plan, the Interep Stock Growth Plan and Interep
4.6(8)	Form of Warrant used in connection with issuance of Series A preferred stock and warrants
4.7(10)	Warrant to purchase 225,000 shares of Class A Common Stock of Interep, dated as of November 7, 2002
10.1(1)	Agreement of Lease, dated December 31, 1992, between The Prudential Insurance Company of America and Interep
10.2(2)	Lease, dated January 1, 1990, between Ralph C. Guild, doing business as The Tuxedo Park Executive Conference Center and Interep, as amended by Amendment of Lease, dated December 3, 1998, between Ralph Guild 1990 Trust No. 1 (successor in interest to The Tuxedo Park Executive Conference Center) and Interep
10.3(1)*	Agreement, dated June 29, 1998, between Interep and Ralph C. Guild
10.4(7)*	Amended and Restated Services Agreement, dated as of January 2, 2001, between Interep and Media Financial Services, Inc.
10.5(3)*	Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between Interep and Ralph C. Guild

Exhibit No.	Description
10.6(7)*	Amended and Restated Employment Agreement, dated as of April 1, 2000, between Interep and Marc G. Guild
10.7(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988
10.8(1)*	Amendment and Extension of Option, dated January 1, 1991, between Interep and Ralph C. Guild
10.9(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991
10.10(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995
10.11(1)*	Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991
10.12(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997
10.13(1)*	Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997
10.14(1)*	Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997
10.15(1)*	Supplemental Income Agreement, dated December 31, 1986, between Interep and Ralph C. Guild
10.16(1)*	Agreement, dated June 18, 1993, between Interep and Ralph C. Guild
10.17(2)*	Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998
10.18(2)*	Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998
10.19(2)*	Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998
10.20(3)*	Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.
10.21(3)*	Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998
10.22(7)*	Non-Qualified Stock Option Granted to Ralph C. Guild on April 25, 2000
10.23(7)*	Non-Qualified Stock Option Granted to Marc G. Guild on April 25, 2000
10.24(7)*	Non-Qualified Stock Option Granted to William J. McEntee on April 25, 2000
10.25(4)*	Form of Indemnification Agreement for directors and officers
10.26(5)*	1999 Stock Incentive Plan
10.27(6)*	Form of Stock Option Agreement
10.28(5)	Lease Agreement, dated as of June 30, 1999 between Bronxville Family Partnership, L.P. and Interep
10.29(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.30(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.31(5)*	Agreement, dated as of November 30, 1999 between Interep and Marc G. Guild
10.32(10)	Credit Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries, Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC
10.33(8)	Form of Stock Purchase Agreement used in connection with issuance of Series A preferred stock and warrants
10.34(8)	Form of Registration Rights Agreement used in connection with issuance of Series A preferred stock and warrants
10.35(10)	Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.36(10)	Guarantee of certain subsidiaries of Interep in favor of Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC
10.37(10)	Senior Secured Note of Interep payable to Upper Columbia Capital Company, L.L.C., dated as of November 7, 2002
10.38(10)	Trademark Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.39(10)	Pledge Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.40(11)	Agreement, dated as of March 19, 2003, between Interep and George E. Pine
10.41(12)	Loan and Security Agreement, dated as of September 25, 2003, among Interep, each of the entities listed as a guarantor on the signature pages thereto and Commerce Bank, N.A.
10.42(12)	Revolving Note, dated September 25, 2003, payable to the order of Commerce Bank, N.A.
10.43(12)	Guaranty, dated September 25, 2003, granted by the entities listed therein as guarantors in favor of Commerce Bank, N.A.

Exhibit No.	Description
10.44(12)	Pledge Agreement, dated September 25, 2003, among Interep, the other entities listed therein as pledgors and Commerce Bank, N.A.
10.45(13)	Trademark Security Agreement, dated September 25, 2003, between Interep and Commerce Bank, N.A.
14(14)	Code of Ethics for Senior Management
16.1(9)	Letter, dated June 20, 2002 from Arthur Andersen LLP to the Securities and Exchange Commission
21.1(11)	Subsidiaries of Interep
23.1	Consent of BDO Seidman LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)
32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)**

*	Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.
**	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to Interep’s registration statement on Form S-4 (Registration No. 333-60575), filed with the Commission on August 4, 1998.
(2)	Incorporated by reference to Interep’s registration statement on Form S-4/A-2 (Registration No. 333-60575), filed with the Commission on January 26, 1999.
(3)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999 (File No. 000-28395).
(4)	Incorporated by reference to Interep’s registration statement on Form S-1 (Registration No. 333-88265), filed with the Commission on October 10, 1999.
(5)	Incorporated by reference to Interep’s registration statement on Form S-1/A-1 (Registration No. 333-88265), filed with the Commission on November 8, 1999.
(6)	Incorporated by reference to Interep’s registration statement on Form S-1/A-4 (Registration No. 333-88265), filed with the Commission on December 8, 1999.
(7)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001 (File No. 000-28395).
(8)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-28395).
(9)	Incorporated by reference to Interep’s Current Report on Form 8-K date June 20, 2002, filed with the Commission on June 26, 2002 (File No. 000-28395).
(10)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2002, filed with the Commission on November 13, 2002 (File No. 000-28395).
(11)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed with the Commission on April 1, 2003 (File No. 000-28395).
(12)	Incorporated by reference to Interep’s Current Report on Form 8-K dated September 25, 2003, filed with the Commission on September 30, 2003 (File No. 000-28395).
(13)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2004, filed with the Commission on August 13, 2004 (File No. 000-28395).
(14)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed with the Commission on March 29, 2004 (File No. 000-28395).

(B)    Reports on Form 8-K

We filed the following current reports on Form 8-K during our fourth fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
October 15, 2004, as amended on October 18, 2004, November 3, 2004 and November 16, 2004	Items 4.01 and 9.01	No
October 22, 2004	Item 4.01	No
November 16, 2004	Items 2.02 and 9.01	No

INTEREP NATIONAL RADIO SALES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Interep National Radio Sales:

We have audited the accompanying consolidated balance sheet of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, capital deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interep National Radio Sales, Inc. and subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its investment in a limited liability company.

/s/    BDO SEIDMAN LLP

West Palm Beach, Florida

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Interep National Radio Sales, Inc.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interep National Radio Sales, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

New York, New York

February 26, 2004

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share information)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,937	$7,661
Receivables, less allowance for doubtful accounts of $770 and $808	24,041	27,585
Representation contract buyouts receivable	1,987	437
Current portion of deferred representation contract costs	13,364	15,225
Prepaid expenses and other currents assets	1,284	1,107

Total current assets	45,613	52,015

Fixed assets, net	3,114	5,050
Deferred representation contract costs	33,137	44,830
Representation contract buyouts receivable	3,336	31
Investments and other assets	5,810	6,315

	$91,010	$108,241

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$18,347	$20,670
Accrued interest	4,950	4,950
Representation contract buyouts payable	5,630	7,431
Accrued employee related liabilities	3,680	3,313

Total current liabilities	32,607	36,364
Long-term debt	99,000	103,000
Representation contract buyouts payable	2,537	4,779
Other noncurrent liabilities	2,293	3,880

Total liabilities	136,437	148,023

Commitments and Contingencies

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 118,598 and 114,037 shares issued and outstanding (aggregate liquidation preference—$11,860)	1	1
Class A common stock, $.01 par value—20,000,000 shares authorized, 6,669,221 and 6,189,460 shares issued and outstanding	67	62
Class B common stock, $.01 par value—10,000,000 shares authorized, 4,626, 655 and 4,058,699 shares issued and outstanding, convertible into Class A common stock	46	40
Additional paid-in-capital	52,525	51,149
Accumulated deficit	(98,066)	(91,034)

Total capital deficit	(45,427)	(39,782)

	$91,010	$108,241

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Year Ended December 31,
	2004	2003	2002
Commission revenues	$78,455	$87,755	$87,372
Contract termination revenue	24,462	666	7,220

Total revenues	102,917	88,421	94,592

Operating expenses:
Selling expenses	63,690	64,783	58,111
General and administrative expenses	15,138	14,365	12,052
Depreciation and amortization expense	19,783	33,989	23,651

Total operating expenses	98,611	113,137	93,814
Operating income (loss)	4,306	(24,716)	778
Interest expense, net	10,563	12,613	10,469
(Income) loss on investments	(84)	—	525
Other loss	—	528	—

Loss before income taxes and cumulative change in accounting principle	(6,173)	(37,857)	(10,216)
Income taxes	261	343	7,360

Loss before cumulative change in accounting principle	(6,434)	(38,200)	(17,576)
Cumulative change in accounting principle	(598)	—	—

Net loss	(7,032)	(38,200)	(17,576)
Preferred stock dividend	468	468	2,381

Net loss applicable to common shareholders	$(7,500)	$(38,668)	$(19,957)

			(restated)
Basic and diluted loss per common share:
Before cumulative effect of change in accounting principle	$(0.60)	$(3.73)	$(1.85)
Cumulative effect of change in accounting principle	(0.06)	—	—
Preferred stock dividend	(0.04)	(0.04)	(0.25)

Total	$(0.70)	$(3.77)	$(2.10)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

(in thousands except share information)

	Series A Cumulative Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2002	—	$—	4,907,996	$49	4,314,463	$43	$39,456	$(35,258)	$4,290
Net loss	—	—	—	—	—	—	—	(17,576)	(17,576)
Conversion of common stock	—	—	458,762	5	(458,762)	(5)	—	—	—
Sale of convertible preferred stock	110,000	1	—	—	—	—	8,238	—	8,239
Issuance of warrants with convertible preferred stock	—	—	—	—	—	—	1,991	—	1,991
Exercise of stock options	—	—	3,833	—	—	—	11	—	11
Exercise of warrants	—	—	224,108	2	—	—	—	—	2
Issuance to Stock Growth Plan	—	—	—	—	747,759	8	2,313	—	2,321
Issuance of 225,000 warrants	—	—	—	—	—	—	538	—	538
Issuance of 50,000 shares	—	—	50,000	—	—	—	120	—	120
Preferred dividend	—	—	—	—	—	—	(240)	—	(240)
Earned compensation, executive stock options	—	—	—	—	—	—	(1,251)	—	(1,251)

Balance, December 31, 2002	110,000	1	5,644,699	56	4,603,460	46	51,176	(52,834)	(1,555)
Net loss	—	—	—	—	—	—	—	(38,200)	(38,200)
Conversion of common stock	—	—	544,761	6	(544,761)	(6)	—	—	—
Preferred dividend	—	—	—	—	—	—	(468)	—	(468)
Earned compensation, executive stock option	—	—	—	—	—	—	38	—	38
Issuance of preferred stock dividend	4,037	—	—	—	—	—	403	—	403

Balance, December 31, 2003	114,037	1	6,189,460	62	4,058,699	40	51,149	(91,034)	(39,782)
Net loss	—	—	—	—	—	—	—	(7,032)	(7,032)
Conversion of common stock	—	—	446,428	4	(446,428)	(4)	—	—	—
Issuance to Stock Growth Plan	—	—	—	—	1,014,384	10	1,362	—	1,372
Issuance of 33,333 shares	—	—	33,333	1	—	—	26	—	27
Preferred dividend	—	—	—	—	—	—	(468)	—	(468)
Issuance of preferred stock dividend	4,561	—	—	—	—	—	456	—	456

Balance, December 31, 2004	118,598	$1	6,669,221	$67	4,626,655	$46	$52,525	$(98,066)	$(45,427)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(7,032)	$(38,200)	$(17,576)
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	19,783	33,989	23,651
(Income) loss on investments	(84)	—	525
Cumulative change in accounting principle	598	—	—
Non-cash compensation (income) expense	—	38	(1,251)
Non-cash consulting expense	27	—	—
Non-cash interest expense	—	1,688	15
Changes in assets and liabilities:
Receivables	3,544	2,321	(3,250)
Representation contract buyouts receivable	(4,855)	333	(801)
Prepaid expenses and other current assets	(177)	289	22
Other noncurrent assets	(1,191)	690	6,119
Accounts payable and accrued expenses	(1,795)	7,542	3,433
Accrued interest	—	(122)	122
Accrued employee related liabilities	367	665	(1,093)
Other noncurrent liabilities	(1,587)	605	(1,439)

Net cash provided by operating activities	7,598	9,838	8,477

Cash flows from investing activities:
Additions to fixed assets	(918)	(2,271)	(541)
Increase in other investments	(5)	—	—

Net cash (used in) provided by investing activities	(923)	(2,271)	(541)

Cash flows from financing activities:
Representation contract payments	(6,771)	(11,553)	(23,472)
Gross borrowings on credit facility	21,650	—	—
Gross repayments on credit facility	(25,650)	—	—
Debt (repayments) borrowings, net of financing costs	—	(10,000)	9,584
Net borrowings on credit facility, net of financing costs	—	3,533	—
Issuance of Class A convertible preferred stock and warrants, net of issuance costs	—	—	10,230
Issuance of common stock	1,372	—	2,334

Net cash used in financing activities	(9,399)	(18,020)	(1,324)

Net (decrease) increase in cash and cash equivalents	(2,724)	(10,453)	6,612
Cash and cash equivalents, beginning of year	7,661	18,114	11,502

Cash and cash equivalents, end of year	$4,937	$7,661	$18,114

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,206	$10,825	$9,900
Income taxes, net	261	343	318
Prepayment penalty on term loan	—	500	—
Non-cash investing and financing activities:
Station representation contracts acquired	$2,935	$4,100	$1,210
Preferred stock dividend	468	468	240
Deemed dividends	—	—	2,141
Issuance of warrants and common stock	27	—	643

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share information)

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interep National Radio Sales, Inc. (“Interep”), together with its subsidiaries (collectively, the “Company” or “we”). All significant intercompany transactions and balances have been eliminated.

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

Allowance for doubtful accounts

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable.

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. For the years ended December 31, 2004, 2003 and 2002, commission revenues include revenue derived from sales of advertising on the Internet of $2,568, $2,254 and $2,572, respectively. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2004, 2003, and 2002 each had 52 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

Our station representation contracts usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon the historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. We review the realizability of these deferred costs on a quarterly basis. From time to time, we have paid inducements to extend the life of contracts with our radio groups. These inducement payments are recorded as deferred costs and expensed in the period benefited. Estimated amortization for the five years following December 31, 2004 is as follows: 2005–$13,300; 2006–$10,400; 2007–$7,900; 2008–$6,000 and 2009–$4,300.

Cash and Cash Equivalents

We consider cash in banks and investments with an original maturity of three months or less to be cash equivalents.

Fixed Assets, net

Furniture, fixtures and equipment are recorded at cost and are depreciated over three to ten-year lives, and leasehold improvements are amortized over the shorter of the lives of the leases or assets, all on a straight-line basis. The costs of such computer software is amortized on a straight-line basis over three years.

Depreciation and Amortization Expense

A summary of annual depreciation and amortization expense is as follows:

	2004	2003	2002
Depreciation of fixed assets	$2,314	$2,574	$2,197
Amortization of contract acquisition costs	16,282	29,941	20,204
Amortization of other assets	1,187	1,474	1,250

	$19,783	$33,989	$23,651

In 2003, the amortization of contract acquisition costs included the writeoff of approximately $11,600 of deferred contract acquisition costs related to the termination of the Citadel representation contract.

Long-Lived Assets

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

Stock-Based Compensation and New Accounting Pronouncement

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. The Company has implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock Based Compensation, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 in respect of stock options granted during those periods. See Note 4 to Consolidated Financial Statements for further discussion of the Company’s accounting for its stock-based compensation plans. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, the Company’s net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	2004	2003	2002
Net loss applicable to common shareholders, as reported	$(7,500)	$(38,668)	$(19,957)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(807)	(746)	(938)

Pro forma net loss	$(8,307)	$(39,414)	$(20,895)

Loss per share:
Basic and diluted—as reported	$(0.70)	$(3.77)	$(2.10)
Basic and diluted—pro forma	$(0.78)	$(3.85)	$(2.20)

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $1.43 for 2004, $1.72 for 2003 and $3.30 for 2002, with the following weighted average assumptions: risk free interest rate of 3.25% for 2004, 2003 and 2002; expected volatility factors of 107%, 108% and 174% for 2004, 2003 and 2002, expected dividend yield of 0% for 2004, 2003 and 2002; and estimated option lives of 5 years for 2004, 2003 and 2002.

In December 2004, FASB issued SFAS No. 123R, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense in the income statement. SFAS No. 123R is effective for the first annual or interim reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. We expect to adopt SFAS No. 123R beginning in the third quarter of 2005. Our estimate for 2005 is an approximate $800 increase in compensation expense based upon options outstanding at December 31, 2004.

Restructuring and Severance Charges

During 2003, we offered an early retirement program, which was accepted by 17 people, including four executives, to reduce compensation costs on a going forward basis. This resulted in approximately $3,000 of termination benefits to be paid over an extended period of time, approximately $2,740 of which was recorded during 2003 at net present value. We accrued an additional $232 during 2004 for 7 additional terminations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. We paid approximately $1,542 and $1,272 of termination benefits during the years ended December 31, 2004 and 2003, and have accreted approximately $162 and $95 of interest expense in 2004 and 2003. At December 31, 2004 and 2003, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $1,082 and $2,230, of which $989 and $1,463, are included in accrued employee related liabilities and $93 and $767, are included in other noncurrent liabilities. In 2003, $75 is included in accounts payable.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 10,695,410, 10,248,159, and 9,490,519 for the years ended December 31, 2004, 2003, and 2002, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2004, 2003, and 2002, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 5,166,155, 5,121,405, and 4,880,106 at December 31, 2004, 2003 and 2002. The 2002 loss per share calculation was restated to record the $2,141 deemed dividend (an increase in loss applicable to

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

common shareholders) for the intrinsic value of the beneficial conversion option under the terms of the Series A Preferred Stock.

Income Taxes

Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to amounts considered more likely than not to be realized.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to current periods presentation.

2.    Investments

Effective July 2004, we applied the principles of Emerging Issues Task Force (“EITF”) No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this cumulative change in accounting principle is a $598 reduction of our investment in a limited liability company. Beginning July 2004, we began to use the equity method to account for this investment and recognized $84 of income. There was no such change in 2003. Prior to 2004, we accounted for our investments using the cost method of accounting, as we do not have the ability to exercise significant influence over operating and financial policies. During 2002, we recorded a write down of approximately $525 to reflect these investments at their net realizable value. This charge is included in loss on investments in the accompanying statement of operations. The total carrying value of these investments was approximately $1,500 and $2,000 as of December 31, 2004 and 2003, representing a range of ownership from 8% to 16% of the affiliated companies.

3.    Fixed Assets

Fixed assets are comprised of the following:

	December 31,
	2004	2003
Furniture and equipment	$21,036	$20,859
Computer software	4,155	3,954
Leasehold improvements	6,141	6,141

	31,332	30,954
Less—Accumulated depreciation and amortization	28,218	25,904

Fixed assets, net	$3,114	$5,050

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

4.    Employee Stock Plans

Stock Growth Plan

On January 1, 1995, we established the Stock Growth Plan, a qualified stock bonus plan through which certain qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. We make regular quarterly cash contributions to the Stock Growth Plan. For the years ended December 31, 2004, 2003, and 2002, we recorded compensation expense of $2,299, $2,440, and $2,321, in relation to these contributions. Our contributions to the Stock Growth Plan were used to purchase shares of Interep Class B common stock from us in 2004 and 2002. In 2003, we used the contributions to purchase Interep Class A common stock on the open market. No accrual was required as of December 31, 2004 and 2003.

During 2004, the Company issued 1,014,384 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of approximately $1,372. During 2002, the Company issued 747,759 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of approximately $2,300. The shares were issued at the estimated current fair market value on the date of issuance, determined based on the trailing 15-day trading average of the Company’s Class A common stock. During 2004, 2003 and 2002, the Stock Growth Plan purchased 14,247, 668,480 and 10,000 shares of Class A common stock, on the open market at a weighted average fair value of $1.45, $2.12 and $2.51, respectively. As of December 31, 2004 and 2003, the Stock Growth Plan owned 4,058,592 and 3,468,408 Class B common shares, and 649,136 and 746,002 of Class A common shares, representing approximately 41.7% and 40.7%, of the Company’s total shares outstanding, before consideration of common stock equivalents. Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants are made in the shares of the Company’s Class B common stock allocated to their plan accounts upon termination of employment.

Stock Options

We follow APB 25 and related Interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense generally is recognized.

In 1999, we adopted the 1999 Stock Incentive Plan. The plan provides for the granting of options and appreciation rights of the Company’s Class A and Class B common stock. The option price per share may not be less than the fair market value of the Class A and Class B common stock on the date the option is granted. The aggregate number of shares may not exceed 666,667 for any participant during any three consecutive 12-month periods, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments. Under the terms of the plan, we are authorized to grant options to purchase up to a total of 2,000,000 shares of Class A and Class B common stock.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

A summary of the stock options outstanding during the years ended December 31, 2004, 2003, and 2002 is set forth below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	4,893,089	$3.64
Granted during 2002	10,000	3.32
Exercised during 2002	(3,833)	2.81
Forfeited during 2002	(19,150)	2.81

Outstanding at December 31, 2002	4,880,106	$3.64
Granted during 2003	290,000	1.96
Forfeited during 2003	(48,701)	2.81

Outstanding at December 31, 2003	5,121,405	$3.56
Granted during 2004	95,000	1.81
Forfeited during 2004	(50,250)	2.81

Outstanding at December 31, 2004	5,166,155	$3.53

Options exercisable at December 31, 2003	4,824,738	$3.65
Options exercisable at December 31, 2004	4,874,488	$3.63

The following table summarizes information regarding the stock options outstanding at December 31, 2004, either pursuant to the terms of the Plan or pursuant to the terms of the option grant, if granted prior to the adoption of the Plan:

Number of options outstanding	Number of options exercisable	Exercise Price	Remaining Contractual Life
208,960	208,960	$1.56	1 Year
288,440	288,440	2.77	1 Year
417,920	417,920	3.91	1 Year
835,839	835,839	3.80	3.5 Years
1,985,119	1,985,119	4.02	3.5 Years
470,160	470,160	4.20	4 Years
564,717	564,717	2.81	5.5 Years
10,000	6,667	3.32	7.5 Years
40,000	13,333	1.73	8.3 Years
250,000	83,333	2.00	8.9 Years
50,000	—	1.50	9 Years
20,000	—	2.25	9.2 Years
25,000	—	2.09	9.7 Years

5,166,155	4,874,488

In prior years, we repriced 775,300 options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, we adopted variable plan accounting for these options from

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

the date of the repricing and reduced compensation expense of $1,251 in 2002. The price of the stock dropped below the repriced levels after trading at prices higher than the repriced levels. No compensation expense was required in 2004 and 2003.

On January 5, 2004, we granted 50,000 options to an executive at an exercise price of $1.50, which was the fair market value at the date of grant. On March 12, 2004, we granted 20,000 options, 10,000 each to two employees, at an exercise price of $2.25, which was the fair market value at the date of grant. On April 15, 2004, we granted 25,000 options to an executive at an exercise price of $2.09, which was the fair market value at the date of grant. On March 19, 2003, we granted 40,000 options to an executive at an exercise price of $1.73, which was the fair market value at the date of grant. On November 21, 2003, we granted 250,000 options to an executive at an exercise price of $2.00, which was the below fair market value at the date of grant. We recorded compensation expense of $38 related to these options, since they were granted at below market value. All the options vest over a three-year period.

5.    Employee Benefit Plans

Managers’ Incentive Compensation Plans

We maintain various managers’ incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. We provided approximately $1,998, $774, and $1,046 for such compensation during 2004, 2003, and 2002.

401(k) Plan

We have a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed ninety days of service with us. Under the terms of the 401(k) Plan, we may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. We contributed $728, $722, and $764 in 2004, 2003, and 2002.

Deferred Compensation Plans

Certain of our subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 2004, 2003, and 2002, we provided compensation expense of $67, $67, and $85 related to these plans.

We have agreements with several of our employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 2004. We provided $129, $126, and $188 in 2004, 2003, and 2002 for these plans, which principally represented interest on the vested benefits. Amounts due under these plans and agreements are $2,006 as of December 31, 2004 and are

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

recorded as accrued expenses $433 and other noncurrent liabilities of $1,573 on our consolidated balance sheets; however, they remain subject to further appreciation/depreciation upon changes in value (as defined).

Other

We have life insurance policies on certain of our executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $2,102 and $1,982 as of December 31, 2004 and 2003, and offsetting loans of $1,141 and $926, which are included in Investments and Other Assets on the accompanying consolidated balance sheets.

6.    Income Taxes

Interep and its subsidiaries file a consolidated federal tax return. However, for state tax purposes, separate tax returns are filed in various jurisdictions where losses on certain subsidiaries are not available to offset income on other subsidiaries, and tax benefits on such losses may not be realized. As a result, the consolidated tax provisions are determined considering this tax reporting structure and may not fluctuate directly with consolidated pretax income. We have recorded a valuation allowance to reflect uncertainties with regard to when in the future we will realize our net deferred tax assets.

Components of income taxes are as follows:

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	261	343	464
Deferred:
Federal	(2,736)	(14,843)	328
Valuation Allowance	2,736	14,843	6,568

Total Income Taxes	$261	$343	$7,360

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the loss before income taxes for the periods ended December 31, 2004, 2003, and 2002, is as follows:

	2004	2003	2002
Benefit computed at the federal statutory rate of 34%	$(2,391)	$(12,988)	$(3,473)
State and local taxes, net of federal income tax benefit	(302)	(1,639)	(306)
Change in valuation allowance and other adjustments	2,736	14,843	10,623
Nondeductible travel and entertainment expense	135	163	168
Nondeductible insurance premiums	(29)	(73)	22
Nondeductible investment loss	—	—	326
Other	112	37	—

Total	$261	$343	$7,360

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Depreciation and amortization	$4,685	$4,391
Accruals not currently deductible for tax purposes	1,178	1,819
Consolidated net operating loss carryforward	31,542	28,409
Other	2,727	2,585

	40,132	37,204
Deferred tax liabilities:
Buyout receivable	(2,042)	(187)
Unamortized representation contracts	(9,331)	(10,798)
Other	(583)	(779)

Net deferred tax asset	28,176	25,440
Valuation allowance	(28,176)	(25,440)

Net deferred tax asset (liability)	$—	$—

As of December 31, 2004 and 2003, we had an accrued state income tax liability of $167 and $166 on our consolidated balance sheets. We have a tax net operating loss of $78,854 as of December 31, 2004 that expires 2018 through 2024.

7.    Long-Term Debt

Long-term debt at December 31, 2004 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”). At December 31, 2004, there were no advances outstanding under the $10,000 senior secured revolving credit facility, maturing in September 2006. Long-term debt at December 31, 2003 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $4,000 of a $10,000 senior secured revolving credit facility.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At December 31, 2004, the remaining balance is $1,637.

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

8.    Capital Deficit and Restatement of Prior Period Adjustment

In May 2002, we amended our certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on most matters on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,561 and 4,037 shares was paid as of May 1, 2004 and 2003, respectively.

Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder or automatically under certain circumstances. Each share of the Class B common stock is entitled to 10 votes per share in all matters presented to the shareholders, except for certain amendments to the Restated Certificate of Incorporation, certain “going private” transactions and as otherwise required by applicable law. The shares of Class A common stock are entitled to one vote per share on all matters. During 2004, we determined that the beneficial conversion feature of the Series A Stock should have been recorded as a deemed dividend to preferred shareholders, in accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Accordingly, we restated the 2002 consolidated statement of operations to record $2,141 as a deemed dividend.

During 2004 and 2003, primarily in connection with employee terminations, 446,428 and 544,761 shares of Class B common stock were converted into Class A common stock.

In connection with a consulting agreement, 33,333 shares of our Class A stock, at an average price of $0.81 per share, were issued to a consultant in the fourth quarter of 2004 and recorded as consulting expense.

9.    Related Party Transactions

Prior to December 2003, we had leased from a trust, of which one of our executives is an income beneficiary and one of our executives is the trustee, a building which was used by us for training sessions and management meetings. The building was sold at December 31, 2003 and is no longer be used by us. Total lease expense was $84 in both 2003 and 2002.

Since 1997, we have had an agreement with Media Financial Services, Inc., an affiliate of one of our executives, whereby Media Financial Services provides financial and accounting services to us.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

The fee for these services amounted to approximately $3,500, $3,400, and $3,200 in 2004, 2003 and 2002.

In January 2002, one of our executives personally guaranteed approximately $2,000 in connection with the Katz litigation settlement. This executive received a fee of 7.5% of the guaranty amount, payable annually. In 2004 and 2003, this executive received payments of $59 and $50. The guaranty was in place until December 2004, which is when the settlement was funded.

10.    Commitments and Contingencies

At December 31, 2004, we were committed under operating leases, principally for office space, which expire at various dates through 2020. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $5,390, $5,679, and $5,507 in 2004, 2003 and 2002. The noncash portion of rent expense that relates to the effect of free rent and abatements was $456, $439, and $389 for 2004, 2003 and 2002. Also included in rent expense for 2003 is $990 related to the sublease lease loss contingency. Future minimum rental commitments under noncancellable operating leases are as follows:

2005	$4,817
2006	4,240
2007	4,122
2008	3,661
2009	2,940
Thereafter	25,159

As of December 31, 2004, the total minimum sublease rentals to be received in the future under noncancelable operating subleases were $2,239.

Representation contract buyouts payable are due over the next five years and thereafter, as follows:

2005	$5,532
2006	1,580
2007	305
2008	300
2009	300
Thereafter	150

We have employment agreements with certain of our officers and employees for terms ranging from two to five years with annual compensation aggregating approximately $5,208. These agreements include escalation clauses (as defined) and provide for certain additional bonus and incentive compensation.

We are involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of our operations.

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

On August 19, 2004, we reached a settlement with Citadel Broadcasting with respect to the dispute. The parties agreed to jointly state that Citadel no longer contends that we breached the Representation Agreement or failed to adequately perform. The precise terms of the settlement are confidential. Substantially all of the 2004 contract termination revenue in the statements of operations relates to this contract.

In June 2002, we reached a settlement with Entravision Communications Corporation in regard to the termination of its contract. As a result we recorded approximately $2,000 of contract termination revenue.

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at December 31, 2004 exceeded federally insured limits by approximately $3,700. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

11.    Supplemental Information

Interest expense is shown net of interest income of $36, $100, and $107 in 2004, 2003, and 2002.

Revenues from Infinity Broadcasting Corporation were approximately 28%, 29% and 28% of our total revenues in 2004, 2003 and 2002. Infinity also represented approximately 19% and 29% of our trade account receivable in 2004 and 2003.

12.    Fair Value of Financial Instruments

The estimated fair values of other financial instruments subject to fair value disclosures were determined based on broker quotes or quoted market prices. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$99,000	$74,621	$99,000	$87,615

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

We also have a $10,000 senior secured credit facility, none of which was outstanding at December 31, 2004 and $4,000 was outstanding and classified as long-term debt on the consolidated balance sheet at December 31, 2003. The carrying value of this loan approximates fair market value.

The fair value of cash and cash equivalents, accounts receivables and accounts payables approximate the carrying amount due to the short maturity of those instruments.

13.    Liquidity

We believe that the anticipated cash from continuing operations and the availability from our $10,000 senior secured credit facility, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Senior Subordinated Notes, as well as the monthly interest payments under our senior secured revolving loan facility, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity.

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

At December 31, 2004, $1,082 of restructuring and severance charges remained in accrued liabilities related to the termination of five executives and 19 other employees during 2003 and 2004. These payments will continue into 2006. Our liquidity and cash flows will be impacted by these headcount reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as other material cost savings measures implemented in 2004.

14.    Quarterly Financial Information (Unaudited)

2004 Quarter Ended	March 31	June 30	Restated (A) September 30	December 31	2004 Year
Commission revenues	$16,889	$20,632	$18,556	$22,378	$78,455
Contract termination revenue	236	928	18,844	4,454	24,462

Total Revenues	17,125	21,560	37,400	26,832	102,917
Operating expenses	23,393	24,869	24,369	25,980	98,611

Operating (loss) income	$(6,268)	$(3,309)	$13,031	$852	$4,306

Net (loss) income applicable to common shareholders	$(9,204)	$(6,114)	$9,682	$(1,864)	$(7,500)

Basic and diluted (loss) income per share	$(0.90)	$(0.59)	$0.89	$(0.17)	$(0.70)

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

2003 Quarter Ended	March 31	June 30	September 30	December 31	2003 Year
Commission revenues	$18,342	$22,832	$23,009	$23,572	$87,755
Contract termination revenue	5	570	42	49	666

Total Revenues	18,347	23,402	23,051	23,621	88,421
Operating expenses	24,382	24,882	36,885	26,988	113,137

Operating loss	$(6,035)	(1,480)	(13,834)	$(3,367)	$(24,716)

Net loss applicable to common shareholders	$(8,947)	$(4,533)	$(18,916)	$(6,272)	$(38,668)

Basic and diluted loss per share	$(0.87)	$(0.44)	$(1.85)	$(0.61)	$(3.77)

(A)	The September 2004 quarterly information has been restated to reflect the effect of the cumulative change in accounting principle, which should have been recorded in this quarter.

	Proforma (B)
2004 Quarter Ended	March 31	June 30	September 30	December 31	2004 Year
Commission revenues	$16,889	$20,632	$18,556	$22,378	$78,455
Contract termination revenue	236	928	18,844	4,454	24,462

Total Revenues	17,125	21,560	37,400	26,832	102,917
Operating expenses	23,393	24,869	24,369	25,980	98,611

Operating (loss) income	$(6,268)	$(3,309)	$13,031	$852	$4,306

Net (loss) income applicable to common shareholders	$(9,200)	$(6,081)	$10,280	$(1,864)	$(6,865)

Basic and diluted (loss) income per share	$(0.90)	$(0.58)	$0.95	$(0.17)	$(0.64)

	Proforma (B)
2003 Quarter Ended	March 31	June 30	September 30	December 31	2003 Year
Commission revenues	$18,342	$22,832	$23,009	$23,572	$87,755
Contract termination revenue	5	570	42	49	666

Total Revenues	18,347	23,402	23,051	23,621	88,421
Operating expenses	24,382	24,882	36,885	26,988	113,137

Operating loss	$(6,035)	(1,480)	(13,834)	$(3,367)	$(24,716)

Net loss applicable to common shareholders	$(9,024)	$(4,594)	$(18,934)	$(6,265)	$(38,817)

Basic and diluted loss per share	$(0.88)	$(0.45)	$(1.85)	$(0.61)	$(3.79)

(B)	The 2003 and March and June 2004 quarterly results have been shown as proforma to reflect the application of EITF No. 03-16 retroactive to prior quarters.

Schedule II

INTEREP NATIONAL RADIO SALES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged (credited) to costs and expenses	Deductions	Balance at end of year
December 31, 2002
Allowance for Doubtful Accounts	$1,747	119	(549)	$1,317
Valuation Allowance on Deferred Tax Assets	$4,029	6,568	—	$10,597
December 31, 2003
Allowance for Doubtful Accounts	$1,317	(204)	(305)	$808
Valuation Allowance on Deferred Tax Assets	$10,597	14,843	—	$25,440
December 31, 2004
Allowance for Doubtful Accounts	$808	70	(108)	$770
Valuation Allowance on Deferred Tax Assets	$25,440	2,736	—	$28,176

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 15, 2005

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

/s/ RALPH C. GUILD Ralph C. Guild	Chief Executive Officer, Chairman of the Board and Director	April 15, 2005

/s/ GEORGE E. PINE George E. Pine	President, Chief Operating Officer and Director	April 15, 2005

/s/ MARC G. GUILD Marc G. Guild	President, Marketing Division; Director	April 15, 2005

/s/ WILLIAM J. MCENTEE, JR. William J. McEntee, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2005

/s/ LESLIE D. GOLDBERG Leslie D. Goldberg	Director	April 15, 2005

/s/ HOWARD M. BRENNER Howard M. Brenner	Director	April 15, 2005

/s/ JOHN PALMER John Palmer	Director	April 15, 2005

/s/ ARNIE SEMSKY Arnie Semsky	Director	April 15, 2005

/s/ ARNOLD SHEIFFER Arnold Sheiffer	Director	April 15, 2005

SUPPLEMENTAL INFORMATION

As of the date of filing of this Report, we have not yet sent to our holders of common stock our 2004 annual report or proxy materials for our 2005 annual meeting of shareholders. We will send copies of such materials to the Securities and Exchange Commission when they are sent to our security holders.

Exhibit Index

Exhibit Number	Exhibit Description

23.1	Consent of BDO Seidman LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))