Form 10-K/A
period 2004-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2005-04-29
CIK 796735

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 22, 2005, was 6,772,034 shares of Class A Common Stock, and 4,523,842 shares of Class B Common Stock.

The registrant hereby amends Items 10, 11, 12, 13 and 14 of its Annual Report on Form 10-K, filed on April 15, 2005, as follows:

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers:

Name	Position	Age
Ralph C. Guild	Chief Executive Officer and Chairman of the Board and Director	76
George E. Pine	President, Chief Operating Officer and Director	56
Marc G. Guild	President, Marketing Division, Director	54
William J. McEntee, Jr.	Senior Vice President and Chief Financial Officer	61
Howard M. Brenner	Director	71
Leslie D. Goldberg	Director	62
John E. Palmer	Director	78
Arnie Semsky	Director	59
Arnold Sheiffer	Director	72

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

Marc G. Guild has been President, Marketing Division, of the Company since November 1989, and has served as a director of the Company since 1989. He was Executive Vice President of Network Sales/Operations of the Company from 1986 to 1989. Mr. Guild has been employed by the Company or its predecessors since 1972 in various capacities. As President of our Marketing Division, Mr. Guild plays a key role in the Company’s sales and marketing programs, the Interep Radio University and the Company’s research and technology divisions. Mr. Guild serves on the Board of Directors of the International Radio and Television Foundation. Marc Guild is the son of Ralph Guild.

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

John E. Palmer has served as a director of Interep since June 2001. He is the Chairman, Founder and CEO of Privilege Publishing, Inc., publishers of Privilege Magazine, “the preeminent magazine of philanthropic giving,” which he founded in January 2004. Prior activities included investment banking on Wall Street from 1984 until 2003, where he specialized in mergers and acquisitions and capital funding for the broadcast industry. During the 1980’s, he also owned radio stations in major markets, including KIIS Radio in Los Angeles, which he founded in 1970 and served as general manager and majority owner for six years.

Arnie Semsky joined our Board of Directors in April 2002. Mr. Semsky served as Executive Vice President, Worldwide Media Director and a Board member of BBDO Worldwide, a unit of Omnicom Group, for twenty years, through 1998. For the past seven years, Mr. Semsky has served as a senior adviser to ESPN and the ESPN/ABC Sports Customer Marketing and Sales Group, both of which are part of The Walt Disney Company. He presently serves as a director and a member of the compensation committee of 24/7 Real Media, Inc., an internet rep company.

Arnold Sheiffer joined our Board of Directors in April 2003. Mr. Sheiffer was the Chairman of Petry Media Corporation, an independent television rep company, from 2000 until 2004. He served as Managing Director of Sandler Capital Management, an investment firm that specializes in media and telecommunications, from 1999 to 2000. From 1998 to 2000, he was the Chairman and Chief Executive Officer of Smart Route Systems, Inc.

Mr. Sheiffer joined Katz Media in 1990 as Chief Financial Officer and became Chief Operating Officer in 1992 and served in that position until 1995. He currently serves on the boards of Sun Com Corporation (NYSE), Goldentree Asset Management and Destinta Theaters.

Audit Committee Financial Expert

Our Board of Directors has determined that our Audit Committee, consisting of Howard Brenner, John Palmer, Arnie Semsky and Arnie Sheiffer, has at least one “audit committee financial expert”. The Board determined that all of the members of the Audit Committee are independent according to the definition of “independent director” as set forth in the listing standards of the NASD, and, based upon their experience, training and education, that Messrs. Brenner, Semsky and Sheiffer qualify as audit committee financial experts.

Code of Ethics for Senior Management

In addition to general standards of good business conduct and ethics applicable to all of our directors and employees, we have established a Code of Ethics for Senior Management (“Code of Ethics”), including (i) our Chief Executive Officer, (ii) our senior financial officers, including our Chief Financial Officer and any other senior finance or accounting personnel as our Chief Executive Officer or Chief Financial Officer may designate from time to time as being subject to the Code of Ethics, and (iii) other members of senior management, including rep company presidents, regional executives, corporate officers and such others as our Chief Financial Officer may designate. The Code of Ethics was filed with the SEC as Exhibit 14 to our 2003 Annual Report on Form 10-K and we have posted it on our website at www.interep.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of our common stock on Forms 3, 4 and 5, and to furnish us with copies of all such forms they file. Based on a review of the copies of such forms furnished to us, we believe that all of our officers, directors and greater than 10% beneficial owners filed all such forms that were required to be filed during or with respect to 2004, except that a number of reports were not timely filed. Ralph Guild filed one Form 4 after the due date, reporting five purchase transactions. Mr. Sheiffer filed one Form 4 after the due date, reporting one sale and one purchase transaction.

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

Executive Compensation

The following table shows compensation for services rendered in all capacities to Interep for the years ended December 31, 2004, 2003 and 2002 by the Chief Executive Officer, President and Chief Operating Officer, President, Marketing Division and Chief Financial Officer, which represent Interep’s most highly compensated executive officers as of December 31, 2004.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation							Awards		Payouts
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Other Annual Compensa- tion ($)			Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(2)	LTIP Payouts ($)	All Other Compensa- tion ($)(3)
Ralph C. Guild Chairman, Chief Executive Officer	2004 2003 2002	$ $ $	806,640 873,825 907,046		— — —	$ $ $	104,583 104,583 104,583	(4) (4) (4)	— — —	— — —	— — —	$ $ $	140,252 23,841 23,454
George E. Pine President and Chief Operating Officer	2004 2003 2002	$ $ $	442,643 425,959 302,054		— — —		— — —		— — —	— — —	— — —	$ $ $	24,853 23,841 23,454
Marc G. Guild President, Marketing Division	2004 2003 2002	$ $ $	323,647 342,159 342,046	$	— — 36,000		— — —		— — —	— — —	— — —	$ $ $	23,699 23,841 23,454
William J. McEntee, Jr. Senior Vice President and Chief Financial Officer (5)	2004 2003 2002	$ $ $	175,060 182,159 187,975	$	— — 16,000		— — —		— — —	— — —	— — —	$ $ $	18,840 21,441 15,325

(1)	Included in 2004 salary for each of Ralph Guild and Mr. Pine is $100,000, which was deferred and not paid, but was accrued by the Company.
(2)	The Company did not award any stock appreciation rights (“SARs”) during its 2004, 2003 or 2002 fiscal years.
(3)	Includes amounts contributed by Interep on behalf of Messrs. Ralph Guild, Pine, Marc Guild and McEntee to the Stock Growth Plan of $18,360, $18,353, $18,353 and $14,940 for 2004; $17,841 per person for 2003; and $17,954, $17,954, $17,954 and $12,025 for 2002. Also includes amounts contributed by Interep on behalf of such persons to Interep’s 401(k) Plan of $6,500, $6,500, $5,346 and $3,900 for 2004; $6,000, $6,000, $6,000 and $3,600 for 2003; and $5,500, $5,500, $5,500 and $3,300, respectively, for 2002. Also includes $115,392 in 2004 for life insurance premiums paid on behalf of Ralph Guild.

(4)	Represents payments under a supplemental income agreement. See “Employment Contracts,” below.
(5)	Mr. McEntee serves in such capacities pursuant to a Services Agreement between Interep and Media Financial Services, Inc. See Item 13.

Option Grants in Last Fiscal Year

Interep did not grant any stock options to executive officers during 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, as to each person who was an executive officer as of December 31, 2004, the status of their options at the end of fiscal 2004.

Name and Principal Position(1)	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Options/SARs at Fiscal Year End (#)		In-the-Money Options/SARs at Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph C. Guild Chairman and Chief Executive Officer	—	—	2,684,759	—	—	—
George E. Pine President and Chief Operating Officer	—	—	80,573	26,667	—	—
Marc G. Guild President, Marketing Division	—	—	432,920	—	—	—
William J. McEntee Vice President and Chief Financial Officer	—	—	457,920	—	—	—

(1)	See Notes 7, 8, 9 and 10 to the Beneficial Ownership Table in Item 12, below, for additional information regarding the options held by these individuals.

Employment Contracts

Ralph Guild is employed as our Chairman of the Board and Chief Executive Officer under an employment agreement. The term of this agreement runs through February 28, 2010, the evergreen renewal provisions of this agreement having been terminated in April 2005. The agreement also provides that we will retain Ralph Guild as a consultant for an additional two years, following February 28, 2010, at a fee equal to his base salary in effect at such time. Ralph Guild receives a base salary of not less than $925,000 per year, plus any bonus, incentive or other types of additional compensation which our Board of Directors determines to pay. In September 2003, Mr. Guild voluntarily reduced his salary to $825,000 per year until further notice. In January 2004, Mr. Guild also deferred an additional $100,000 of compensation per year until further notice, which has been accrued by the Company. Further, he is entitled to receive annual incentive compensation based on increases in our Adjusted EBITDA, as defined in the agreement. If Adjusted EBITDA for any year is greater than the Adjusted EBITDA for the previous year, Ralph Guild will be entitled to a bonus equal to a percentage of his base salary equal to two times the percentage increase of Adjusted EBITDA for such year over the higher of Adjusted EBITDA for the prior year and the highest Adjusted EBITDA for any prior year back to 1998.

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

George Pine is employed as our President and Chief Operating Officer under an employment agreement. The term of this agreement runs through February 28, 2008, the evergreen renewal provisions of this agreement having been terminated in April 2005. Under the agreement, George Pine receives a base annual salary of $480,000 and a minimum incentive amount of $120,000 per year, which is payable by us only if we achieve certain financial or other goals set at the beginning of each year. In January 2004, Mr. Pine deferred $100,000 of compensation per year until further notice, which has been accrued by the Company. On signing the employment agreement, Mr. Pine was granted options to acquire 40,000 shares of our Class B common Stock at an exercise price of $1.73 per share. The options vest in equal installments on the first three anniversaries of the date of grant. We also granted Mr. Pine options to acquire 40,000 shares of our Class B common stock at an exercise price of $2.81 per share, but these options did not vest because we did not achieve EBITDA for our 2003 fiscal year in excess of our internal target.

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

Marc Guild is employed as our President, Marketing Division under an employment agreement. The term of this agreement runs through March 31, 2010, and is automatically extended for an additional year each April 1 unless either we or Marc Guild notifies the other on or before March 1 of the same year of our or his election not to extend the agreement. Under the agreement, Marc Guild receives a base annual salary of $360,000 and a minimum incentive amount of $90,000 per year, which is payable by us only if we achieve certain financial or other goals set at the beginning of each year. The agreement also provides that if his employment is terminated because of his permanent disability, Marc Guild is entitled to payments equal to 75% of his then current salary plus 75% of his then current incentive bonus, less any income disability benefits that he may receive or to which he may be entitled, for the duration of the term of the agreement. If his employment is terminated because of his death or by Marc Guild for cause, he is entitled to his then current salary, plus 75% of his then current incentive bonus, and in addition, if he terminated his employment for cause, he is entitled to payment of the consulting fees that would have been payable if his employment had not been terminated. If we elect not to extend the term of the agreement, we are required to retain Marc Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

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

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2004, the Compensation Committee of the Board of Directors determined executive officer compensation. The members of the Compensation Committee during 2004 were Howard Brenner, John Palmer, Arnie Semsky and Arnold Sheiffer.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our common stock held on April 22, 2005 by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

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

As of April 22, 2005, there were outstanding 6,772,034 shares of Class A common stock, which are publicly traded, and 4,523,842 shares of Class B common stock and 118,598 shares of Series A convertible preferred stock, neither of which are publicly traded. Only qualified holders, that is, members of our Board of Directors, our active employees, the controlled affiliates, spouses, estates or personal representatives of directors and employees, and our employee benefit plans, including the Stock Growth Plan, may hold Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder or automatically under certain circumstances. Each share of the Class B common stock is entitled to 10 votes per share in all matters presented to the shareholders, except for certain amendments to the Restated Certificate of Incorporation, certain “going private” transactions and as otherwise required by applicable law. The shares of Class A common stock are entitled to one vote per share on all matters. The shares of Series A preferred stock vote on an “as-converted” basis with the Class A and Class B common stock, and a share of Series A preferred stock currently converts into 25 shares of Class A common stock.

					Percent of Total Voting Power
	Amount and Nature of Beneficial Ownership
	Number		Percent
Name and Address of Beneficial Owner	Class A	Class B	Class A	Class B
5% Beneficial Owners
Interep National Radio Sales, Inc. Stock Growth Plan and Trust(1) c/o Interep National Radio Sales, Inc. 100 Park Avenue New York, New York 10017	625,440	3,955,779	9.2%	87.4%	73.1%
Gabelli Group Capital Partners, Inc. (2) Gabelli Funds, LLC Gabelli Advisers, Inc. GAMCO Investors, Inc. MJG Associates, Inc. Gabelli Securities, Inc. Mr. Mario J. Gabelli One Corporate Center Rye, New York 10580-1435	1,878,534	—	22.3%	*	3.4%
EOS Partners, L.P. (3) EOS Partners SBIC II, L.P. 320 Park Avenue, 22nd Floor New York, New York 10022 EOS Partners (Offshore) L.P. P.O. Box 309 Ugland House, South Church Street Georgetown, Grand Cayman Cayman Islands	1,656,411	—	19.7%	*	3.0%
Mr. Peter S. Lynch (4) 82 Devonshire Street, S8A Boston, Massachusetts 02109	564,000	—	8.3%	*	1.0%
Silver Point Capital L.P. (5) Two Greenwich Plaza 1st floor Greenwich, Connecticut 06830	421,500	—	6.2%	*	*

Officers & Directors
Ralph C. Guild (1)(6)(7)	206,168	3,211,345	3.0%	44.6%	39.5%
George E. Pine (1)(8)	33,010	265,912	*	5.8%	4.8%
Marc G. Guild (1)(6)(9)	6,398	565,224	*	11.4%	9.5%
William J. McEntee, Jr. (1)(10)	12,426	477,486	*	9.6%	8.0%
Howard M. Brenner (11)	500	5,000	*	*	*
Leslie D. Goldberg (12)	—	57,240	*	1.3%	1.0%
John E. Palmer (13)	—	3,333	*	*	*
Arnie Semsky (13)	—	3,333	*	*	*
Arnold Sheiffer	30,000	—	*	*	*

All Directors and Executive Officers as a Group (9 Persons) (1)(6)(7)(8)(9)(10)(11)(12)(13)	288,502	4,588,873	4.3%	55.5%	50.0%

*	Less than 1%

(1)	The shares shown in this table as being owned beneficially by Messrs. Ralph Guild, Marc Guild, Pine and McEntee and by all directors and executive officers as a group include shares owned by the Stock Growth Plan and allocated to plan accounts maintained for such persons. As of April 22, 2005, the combined number of shares allocated by such plans to such persons was as follows: Ralph Guild, 292,865 shares; Marc Guild, 86,304 shares; George Pine, 125,874 shares; William J. McEntee, Jr., 25,992 shares, and all directors and executive officers as a group, 531,035 shares. Stock Growth Plan participants have the right to direct the votes of the shares allocated to them with respect to certain significant matters submitted to a vote of stockholders, although the trustees of the Stock Growth Plan have the authority to vote all shares held by such plans in their discretion with regard to all other matters, including the election of directors. Ralph Guild, Leslie Goldberg and Marc Guild are the trustees of the Stock Growth Plan. Each of the trustees disclaims beneficial ownership of the shares held by the Stock Growth Plan other than the shares allocated to such trustee’s account, if any.
(2)	Reflects shares beneficially owned as of January 13, 2005 according to an amended statement on Schedule 13D, filed on behalf of the listed entities. Includes 1,663,634 shares of Class A common stock issuable on conversion of 54,045 shares of Series A convertible preferred stock and on exercise of currently exercisable warrants to acquire 312,500 shares of Class A common stock.
(3)	Reflects shares beneficially owned as of July 8, 2002, according to a statement on Schedule 13D, filed on behalf of the listed entities. Includes 1,656,411 shares of Class A common stock issuable on conversion of 53,756 shares of Series A convertible preferred stock and on exercise of currently exercisable warrants to acquire 312,500 shares of Class A common stock.
(4)	Reflects shares beneficially owned as of February 17, 2004, according to an amended statement on Schedule 13G, filed on behalf of Mr. Peter S. Lynch.
(5)	Reflects shares beneficially owned as of January 19, 2005, according to statement on Schedule 13G, filed on behalf of Silver Point Capital L.P.
(6)	Ralph Guild and Marc Guild are father and son, and each disclaims beneficial ownership of the other’s holdings.
(7)	Includes currently exercisable options granted to Ralph Guild in (a) December 1988 to purchase 208,960 shares of common stock at an exercise price of $1.56 per share, (b) January 1991 to purchase 208,960 shares at an exercise price of $2.77 per share, (c) December 1995 to purchase 208,960 shares at an exercise price of $3.91 per share, (d) June 1997 to purchase 626,880 shares at an exercise price of $3.80 per share, (e) July 1998 to purchase 1,253,759 shares at an exercise price of $4.02 per share, (f) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share and (g) April 2000 to purchase 125,000 shares at an exercise price of $2.81 per share. The options referred to in clauses (a), (b) and (c) expire in December 2005 and the options referred to in clauses (d), (e), (f) and (g) expire in June 2007, July 2008, December 2008 and April 2010, respectively. Mr. Guild transferred the options granted to him in April 2000 to a limited partnership for the benefit of his children, of which he is the sole general partner.
(8)	Includes currently exercisable options granted to Mr. Pine in (a) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share, (b) April 2000 to purchase 15,000 shares at an exercise price of $2.81 per share and (c) March 2003 to purchase 26,666 shares at $1.73 per share. Excludes options granted in March 2003 to acquire 13,334 shares at an exercise price of

$1.73 per share, which options are not currently exercisable. These options expire in December 2008, April 2010, March 2013 and March 2013, respectively.

(9)	Includes currently exercisable options granted to Marc Guild in (a) January 1991 to purchase 79,480 shares of common stock at an exercise price of $2.77 per share, (b) June 1997 to purchase 104,480 shares at an exercise price of $3.80 per share, (c) July 1998 to purchase 208,960 shares at an exercise price of $4.02 per share and (d) April 2000 to purchase 40,000 shares at an exercise price of $2.81 per share. These options expire in December 2005, June 2007, July 2008 and April 2010, respectively.
(10)	Includes currently exercisable options granted to Mr. McEntee in (a) June 1997 to purchase 104,480 shares of common stock at an exercise price of $3.80 per share, (b) July 1998 to purchase 313,440 shares at an exercise price of $4.02 per share and (c) April 2000 to purchase 40,000 shares at an exercise price of $2.81 per share. Such options will expire in June 2007, July 2008 and April 2010, respectively.
(11)	Includes currently exercisable options granted to Mr. Brenner in April 2000 to purchase 5,000 shares of common stock at an exercise price of $2.81 per share. The options will expire in April 2010.
(12)	Includes currently exercisable options granted to Mr. Goldberg in (a) December 1998 to purchase 52,240 shares of common stock at an exercise price of $4.20 per share and (b) April 2000 to purchase 5,000 shares at an exercise price of $2.81 per share. The options will expire in December 2008 and April 2010, respectively.
(13)	Includes currently exercisable options granted to each of Messrs. Palmer and Semsky in July 2002 to purchase 3,333 shares of common stock at an exercise price of $3.32 per share. Excludes options granted in July 2002 to each of Messrs. Palmer and Semsky to acquire 1,667 shares at an exercise price of $3.32 per share, which options are not currently exercisable. The options will expire in July 2012.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained Media Financial Services, Inc. (“Media”), which is wholly-owned by our Senior Vice President and Chief Financial Officer William J. McEntee, Jr., to provide financial and accounting services for us and our subsidiaries. These services include the preparation of financial statements, the preparation and filing of all required federal, state and local tax returns and all billing, accounts receivable, accounts payable and collections functions. The term of the agreement runs through May 31, 2010, the evergreen renewal provisions of this agreement having been terminated in April 2005. We paid Media a fee of approximately $3.5 million in 2004 for its services. The annual fees for Media’s services over the following five years of the agreement increase five percent annually from approximately $3.8 million to approximately $4.8 million, except that Media reduced its fee for 2005 to $3.6 million from $3.8 million. Under the services agreement, Mr. McEntee is in charge of all services rendered by Media to Interep and also serves as our Senior Vice President and Chief Financial Officer for an annual salary of $200,000, plus an incentive bonus of 25% of his then current salary if annual performance goals are achieved. The agreement with Media provides that if there is a change in control of Interep, both we and Media will have the right to terminate the agreement. Upon such termination, we will pay Media a lump sum equal to 50% of the aggregate amount that would otherwise be payable to Media and Mr. McEntee pursuant to the agreement through the then established end of the agreement’s term, plus any amounts payable by Media to its landlord for its principal offices in order to obtain the early termination of its lease. This agreement also provides that, should Mr. McEntee die or become permanently disabled, Media would continue to provide its financial and accounting services under the Agreement, but Interep would have the right to appoint a new Chief Financial Officer from within Media or from the outside, in its sole discretion.

In January 2002, Ralph Guild personally guaranteed a portion of our obligations in connection with the litigation settlement with Katz Media Group. Mr. Guild is to receive a fee of 7.5% of the guaranty amount, payable annually. In 2004 and 2003, Mr. Guild received a payment of $59,000 and $50,000, respectively. The guaranty was in place until December 2004, which is when the settlement was fully funded.

We lease an apartment in New York City from a partnership of which Marc Guild, Adam Guild, their siblings and their children are limited partners and of which Marc Guild, Adam Guild and their siblings are shareholders in the corporate general partners. The apartment is for the use of visiting Interep employees, including Ralph Guild, when they are working in the New York office. The lease expires on January 31, 2009, and provides for annual rent of $120,000, subject to increase for up to 50% of any increases in applicable real estate taxes and common charges. We believe the terms of this lease arrangement is at least comparable to, if not more favorable to us than, the terms which would have been obtained in transactions with unrelated parties. We intend to continue this or other arrangements in the future as long as we believe each transaction is more beneficial to us than using an unrelated provider. Adam Guild and Phillip Brown, who are Ralph Guild’s son and son-in-law, respectively, are also employees.

We paid Leslie Goldberg $212,500 in consulting fees in 2004 for various consulting services rendered by him, including assistance with regard to new station rep contracts.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by BDO Seidman LLP and Ernst &Young LLP for fiscal years ended December 31, 2004 and 2003.

Type of Service	2004	2003
Audit fees – BDO Seidman LLP (a)	$160,000	$—
Audit fees – Ernst & Young LLP (b)	52,000	285,000
Audit-related fees (c)	—	10,000
Tax fees	—	—
All other fees	—	—

Total	$212,000	$295,000

(a)	Audit fees for BDO Seidman LLP consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year 2004, review of the financial statements included in our quarterly reports on Form 10-Q for the quarter ended September 30, 2004 and assistance with other accounting issues.
(b)	Audit fees for Ernst & Young LLP consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year 2003, reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year 2003 and the March and June 2004 and assistance with other accounting issues.
(c)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review and are not reported under audit fees. In 2003, these fees included fees related to certain abandoned acquisition transactions.

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

April 29, 2005

INTEREP NATIONAL RADIO SALES, INC.

By:	/S/ RALPH C. GUILD
Ralph C. Guild
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RALPH C. GUILD Ralph C. Guild	Chief Executive Officer, Chairman of the Board and Director	April 29, 2005

* Marc G. Guild	President, Marketing Division; Director	April 29, 2005

* George E. Pine	President and Chief Operating Officer; Director	April 29, 2005

* William J. McEntee, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005

* Howard M. Brenner	Director	April 29, 2005

* Leslie D. Goldberg	Director	April 29, 2005

* John E. Palmer	Director	April 29, 2005

* Arnie Semsky	Director	April 29, 2005

* Arnold Sheiffer	Director	April 29, 2005

* By:	/S/ RALPH C. GUILD
Ralph C. Guild Attorney In Fact