Form 10-Q
period 2005-03-31
INTEREP NATIONAL RADIO SALES INC
filed 2005-05-13
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on May 6, 2005, was 6,772,034 shares of Class A Common Stock, and 4,523,842 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,375	$4,937
Receivables, less allowance for doubtful accounts of $766 and $770	18,622	24,041
Representation contract buyouts receivable	2,019	1,987
Current portion of deferred representation contract costs	12,932	13,364
Prepaid expenses and other current assets	1,365	1,284

Total current assets	39,313	45,613

Fixed assets, net	2,765	3,114
Deferred representation contract costs	30,283	33,137
Representation contract buyouts receivable	2,843	3,336
Investments and other assets	5,712	5,810

	$80,916	$91,010

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$16,592	$18,347
Accrued interest	2,478	4,950
Representation contract buyouts payable	5,198	5,630
Accrued employee-related liabilities	2,502	3,680

Total current liabilities	26,770	32,607
Long-term debt	101,000	99,000
Representation contract buyouts payable	2,224	2,537
Other noncurrent liabilities	2,098	2,293

Total liabilities	132,092	136,437

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 118,598 shares issued and outstanding at March 31, 2005 and December 31, 2004) (aggregate liquidation preference—$11,860)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 6,772,034 and 6,669,221 shares issued and outstanding at March 31, 2005 and December 31, 2004	68	67
Class B common stock, $0.01 par value—10,000,000 shares authorized, 4,523,842 and 4,626,655 shares issued and outstanding at March 31, 2005 and December 31, 2004, convertible into Class A common stock	45	46
Additional paid-in-capital	52,406	52,525
Accumulated deficit	(103,696)	(98,066)

Total capital deficit	(51,176)	(45,427)

	$80,916	$91,010

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Commission revenues	$17,447	$16,889
Contract termination revenue	226	236

Total revenues	17,673	17,125

Operating expenses:
Selling expenses	13,922	14,646
General and administrative expenses	2,812	3,447
Depreciation and amortization expense	3,977	5,300

Total operating expenses	20,711	23,393

Operating loss	(3,038)	(6,268)
Income on equity investment	(77)	—
Interest expense, net	2,565	2,658

Loss before income taxes	(5,526)	(8,926)
Income taxes	104	164

Net loss	(5,630)	(9,090)
Preferred stock dividend	119	114

Net loss applicable to common shareholders	$(5,749)	$(9,204)

Basic and diluted loss per share applicable to common shareholders	$(0.51)	$(0.90)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,630)	$(9,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,977	5,300
Income on equity investment	(77)	—
Changes in assets and liabilities:
Receivables	5,419	5,877
Representation contract buyouts receivable	461	(98)
Prepaid expenses and other current assets	(81)	87
Other noncurrent assets	3	(86)
Accounts payable and accrued expenses	(1,739)	(4,601)
Accrued interest	(2,472)	(2,443)
Accrued employee-related liabilities	(1,178)	(975)
Other noncurrent liabilities	(195)	(759)

Net cash used in operating activities	(1,512)	(6,788)

Cash flows from investing activities:
Additions to fixed assets	(202)	(185)

Net cash used in investing activities	(202)	(185)

Cash flows from financing activities:
Station representation contract payments	(848)	(1,306)
Gross borrowings on credit facility	8,000	14,500
Gross repayments on credit facility	(6,000)	(9,000)
Class B common stock to be issued	—	544

Net cash provided by financing activities	1,152	4,738

Net decrease in cash and cash equivalents	(562)	(2,235)
Cash and cash equivalents, beginning of period	4,937	7,661

Cash and cash equivalents, end of period	$4,375	$5,426

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,954	$5,004
Income taxes	104	164
Non-cash investing and financing activities:
Station representation contracts acquired	$154	$1,392
Preferred stock dividend	119	114

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share information)

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interep National Radio Sales, Inc., together with its subsidiaries (collectively, “we” or “us”), and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements as of March 31, 2005 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2004, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.

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

Allowance for doubtful accounts

We provide an allowance for doubtful accounts equal to our estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable.

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months ended March 31, 2005 and 2004 both had 13 weeks.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

Representation Contract Termination Revenue and Contract Acquisition Costs

Our station representation contracts have stated initial terms, and thereafter usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. We review the realizability of these deferred costs on a quarterly basis. From time to time, we have paid inducements to extend the life of contracts with our radio groups. These inducement payments are recorded as deferred costs and expensed in the period benefited.

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 11,295,876 and 10,248,159 for the three months ended March 31, 2005 and 2004. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the three months ended March 31, 2005 and 2004, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 5,140,217 and 5,168,217 at March 31, 2005 and 2004.

Restructuring and Severance Charges

During 2003, we offered an early retirement program, which was accepted by 17 people, including four executives, to reduce compensation costs on a going forward basis. This resulted in approximately $3,000 of termination benefits to be paid over an extended period of time, approximately $2,740 of which was recorded during 2003 at net present value. We accrued an additional $232 during 2004 for 7 additional terminations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. At December 31, 2004, the accompanying consolidated balance sheet includes the accrual relating to the restructuring program of $1,082. During the three months ended March 31, 2005, we paid approximately $394 of termination benefits under these programs, and also accreted approximately $40 of interest. As of March 31, 2005, the remaining accrual was $728, of which $681 is included in accrued employee related liabilities and $47 is included in other noncurrent liabilities.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We have implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, to require prominent disclosure of the effect on reported net income of an entity’s accounting

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the quarters ended March 31, 2005 and 2004 in respect of stock options granted during those periods. See Note 2 to Consolidated Financial Statements for further discussion of our accounting for stock-based compensation plans. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	March 31, 2005	March 31, 2004
Net loss applicable to common shareholders, as reported	$(5,749)	$(9,204)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(193)	(205)

Pro forma net loss	$(5,942)	$(9,409)

Loss per share:
Basic and diluted—as reported	$(0.51)	$(0.90)
Basic and diluted—pro forma	$(0.53)	$(0.92)

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grant using the Black-Scholes option-pricing model to be $1.18 for the quarter ended March 31, 2004, with the following weighted average assumptions: risk free interest rate of 3.25% for the quarter ended March 31, 2005 and 2004; expected volatility factors of 108% and 107% for quarter ended March 31, 2005 and 2004; expected dividend yield of 0% for the quarter ended March 31, 2005 and 2004; and estimated option lives of 5 years for the quarter ended March 31, 2005 and 2004. No options were issued in the quarter ended March 31, 2005.

In December 2004 the FASB issued SFAS No. 123, as revised, Share-based Payment SFAS No. 123(R). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified. The statement will require us to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice, as upon adoption, we must cease using the “intrinsic value” method of accounting, currently permitted by APB 25 that resulted in no expense for all of our stock option awards.

In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No.123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

We will adopt the provisions of SFAS No. 123(R) as of the beginning of our fiscal year ending December 31, 2006 and for future periods. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future.

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

3. Capital Deficit

In May 2002, we amended our certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We have to date paid, and expect to pay for the foreseeable future, all such dividends in kind. Holders of shares of the Series A Stock vote on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,561 and 4,037 shares was paid as of May 1, 2004 and 2003.

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

In March 2004, the Interep Stock Growth Plan (“SGP”) paid us $544 to purchase 238,759 shares of Class B common stock, which were issued in the second quarter of 2004. The shares were issued at the current fair market value on the date of purchase. During the first quarter of 2005, no shares were purchased by the SGP.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

4. Long—Term Debt

Long-term debt at March 31, 2005 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $2,000 of the $10,000 senior secured revolving credit facility, as described below.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At March 31, 2005, the remaining balance is $1,520.

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

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at March 31, 2005 exceeded federally insured limits by approximately $3,200. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Commission revenues. Commission revenues for the first quarter of 2005 increased to $17.5 million from $16.9 million for the first quarter of 2004, or approximately 3.3%. The majority of this $0.6 million increase can be attributed to the recent improvement in national spot advertising generally.

Contract termination revenue. Contract termination revenue of $0.2 million for the first quarter of 2005 was essentially the same as the comparable period of 2004.

Selling expenses. Selling expenses for the first quarter of 2005 decreased to $13.9 million from $14.6 million in the first quarter of 2004. The $0.7 million decrease in selling expenses was, in large part, attributable to the termination of certain special sales promotions, which affected 2004.

General and administrative expenses. General and administrative expenses for the first quarter of 2005 decreased to $2.8 million from $3.4 million in the first quarter 2004. This $0.6 million decrease can be attributed to the termination of past severance programs and the non-recurrence of $0.2 million legal expenses related to the Citadel litigation, which were included in 2004.

Operating loss before depreciation and amortization. For the first three months of 2005, we had operating income before depreciation and amortization of $0.9 million as compared to operating loss before depreciation and amortization of $1.0 million for the comparable period of 2004, an improvement of $1.9 million, for the reasons discussed above. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business.

Reconciliation of net loss applicable to common shareholders to operating income (loss) before depreciation and amortization

	March 31, 2005	March 31, 2004
	(dollars in thousands)
Net loss applicable to common shareholders	$(5,749)	$(9,204)
Add back:
Depreciation and amortization	3,977	5,300
Preferred stock dividend	119	114
Tax provision	104	164
Other income	(77)	—
Interest expense, net	2,565	2,658

Operating income (loss) before depreciation and amortization	$939	$(968)

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.3 million, or 25.0%, during the first quarter of 2005, to $4.0 million from $5.3 million in the first quarter of 2004. This decrease was primarily the result of lower contract acquisition cost amortization.

Operating loss. Operating loss decreased by $3.2 million, or 51.5%, for the first quarter of 2005 to $3.0 million, as compared to $6.2 million for the first quarter of 2004, for the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $0.1 million, or 3.5%, to $2.6 million for the first quarter of 2005, from $2.7 million for the first quarter of 2004. This decrease primarily resulted from a lower balance on our revolving credit facility than in the prior period.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first quarter of 2005 was $0.1 million as compared to $0.2 million for the comparable 2004 period.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the first quarter of 2005 and 2004. All dividends are paid in additional shares of preferred stock and not in cash.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders decreased $3.5 million, or 37.5%, to $5.7 million for the first quarter of 2004, from $9.2 million for the first quarter of 2004, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At March 31, 2005, we had cash and cash equivalents of $4.4 million and working capital of $12.5 million and availability under our credit facility of $8.0 million.

Cash used in operating activities during the first quarter of 2005 was $1.5 million as compared to $6.8 million during the first quarter of 2004. This fluctuation was primarily attributable to working capital components.

Net cash used in investing activities was attributable to capital expenditures. Net cash used in investing activities during the first quarter of 2005 and 2004 was $0.2 million. The payments made in 2005 and 2004 included $0.1 million, which was capitalized in 2003.

Cash provided by financing activities was $1.2 million during the first quarter of 2005 and consisted of $2.0 million of net borrowings under our credit facility, partially offset by $0.8 million of representation contract acquisition payments. Cash provided by financing activities was $4.7 million during the first quarter of 2004 and consisted of $5.5 million of net borrowings under our credit facility and $0.5 million related to the subsequent issuance of Class B common stock to our SGP, partially offset by $1.3 million of representation contract acquisition payments.

In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in “Overview”, we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period.

We do not have any written options on financial assets, nor do we have any special purpose entities. We have not guaranteed any obligations of our unconsolidated investments

Our Senior Subordinated Notes were issued under an indenture that limits our ability to engage in various activities. Among other things, we are generally not able to pay any dividends to our shareholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances, and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Senior Subordinated Notes.

Our Senior Subordinated Notes are redeemable by us. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Senior Subordinated Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. The revolving credit facility enables us to more efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility has an initial term of three years. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Senior Subordinated Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” is defined in the Loan and Security Agreement as, for any period: (a) our consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by us and any of our subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have certain minimum accounts receivable as of the end of each quarter; (iii) have not less than $200 million of representation contract value as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized into interest over the life of the facility. The remaining $1.2 million of unamortized financing costs related to the superseded term loan facility, as well as the remaining $0.4 million of unamortized discount related to the warrants issued in conjunction with that facility, were written off to interest expense during the third quarter of 2003. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At March 31, 2005, we had $2.0 million outstanding under our revolving credit facility.

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

During 2004, we implemented various cost savings measures, including the termination of several employees. Our liquidity and cash flows will be positively affected by these headcount reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as the other material cost savings measures such as lease renegotiations and reductions in consulting, which were implemented in 2004.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed on April 15, 2005, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Item 7 of Part II.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2005	2006-2007	2008-2009	2010- Thereafter
	(Dollars in Millions)
Long term debt	$101.0	$—	$2.0	$99.0	$—
Operating leases	43.6	3.5	8.4	6.6	25.1
Interest expense	29.3	4.5	19.8	5.0	—
Annual fees for accounting services	22.5	2.9	8.4	9.2	2.0
Representation contract buyouts	7.4	4.8	1.9	0.5	0.2

Total	$203.8	$15.7	$40.5	$120.3	$27.3

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

Because our obligation under the senior secured revolving credit facility bears interest at a variable rate, we are sensitive to changes in prevailing interest rates. A one-point fluctuation in market rates would not have had a material impact on 2005 earnings to date.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

This conclusion was based on the factors previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, that is, our failure to implement the principles of EITF No. 03-16 Accounting for Investments in Limited Liability Companies on a timely basis. The evaluation did not find other bases for the conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 or March 31, 2005.

In conducting its on-going evaluation of this matter, management considered, among other things, the effectiveness of the Company’s procedures for obtaining notice of new accounting and disclosure rules, policies, procedures and pronouncements, determining the relevance of such items to the Company and timely implementing those items that it deems relevant. Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is continuing to evaluate possible practical steps that it may wish to implement to improve its procedures in this regard, mindful of the relatively small size of the Company’s accounting and financial staff.

(b) Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of 2005 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

May 13, 2005

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ WILLIAM J. MCENTEE, JR.
William J. McEntee, Jr. Senior Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))