Form 10-Q
period 2005-06-30
INTEREP NATIONAL RADIO SALES INC
filed 2005-08-15
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on August 5, 2005, was 6,877,334 shares of Class A Common Stock, and 4,418,542 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,960	$4,937
Receivables, less allowance for doubtful accounts of $763 and $770	20,822	24,041
Representation contract buyouts receivable	8,715	1,987
Current portion of deferred representation contract costs	11,270	13,364
Prepaid expenses and other current assets	1,092	1,284

Total current assets	47,859	45,613

Fixed assets, net	2,487	3,114
Deferred representation contract costs	25,617	33,137
Representation contract buyouts receivable	8,825	3,336
Investments and other assets	5,640	5,810

	$90,428	$91,010

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$16,185	$18,347
Accrued interest	4,966	4,950
Representation contract buyouts payable	4,879	5,630
Accrued employee-related liabilities	3,168	3,680

Total current liabilities	29,198	32,607
Long-term debt	101,750	99,000
Representation contract buyouts payable	2,126	2,537
Other noncurrent liabilities	2,165	2,293

Total liabilities	135,239	136,437

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 123,342 and 118,598 shares issued and outstanding at June 30, 2005 and December 31, 2004) (aggregate liquidation preference—$12,334)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 6,868,731 and 6,669,221 shares issued and outstanding at June 30, 2005 and December 31, 2004	69	67
Class B common stock, $0.01 par value—10,000,000 shares authorized, 4,427,145 and 4,626,655 shares issued and outstanding at June 30, 2005 and December 31, 2004, convertible into Class A common stock	44	46
Additional paid-in-capital	52,759	52,525
Accumulated deficit	(97,684)	(98,066)

Total capital deficit	(44,811)	(45,427)

	$90,428	$91,010

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Commission revenues	$21,718	$20,632	$39,165	$37,521
Contract termination revenue	13,189	928	13,415	1,164

Total revenues	34,907	21,560	52,580	38,685

Operating expenses:
Selling expenses	16,367	16,004	30,289	30,650
General and administrative expenses	2,910	3,949	5,722	7,396
Depreciation and amortization expense	7,082	4,916	11,059	10,216

Total operating expenses	26,359	24,869	47,070	48,262

Operating income (loss)	8,548	(3,309)	5,510	(9,577)
Income on equity investment	(89)	—	(166)	—
Interest expense, net	2,588	2,660	5,153	5,318

Income (loss) before provision for income taxes	6,049	(5,969)	523	(14,895)
Provision for income taxes	37	28	141	192

Net income (loss)	6,012	(5,997)	382	(15,087)
Preferred stock dividend	121	117	240	231

Net income (loss) applicable to common shareholders	$5,891	$(6,114)	$142	$(15,318)

Basic and fully diluted income (loss) per share applicable to common shareholders	$0.52	$(0.59)	$0.01	$(1.48)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$382	$(15,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,059	10,216
Income on equity investment	(166)	—
Changes in assets and liabilities:
Receivables	3,219	8,128
Representation contract buyouts receivable	(12,217)	(821)
Prepaid expenses and other current assets	192	88
Other noncurrent assets	(8)	(119)
Accounts payable and accrued expenses	(1,793)	909
Accrued interest	16	24
Accrued employee-related liabilities	(512)	(804)
Other noncurrent liabilities	(128)	(923)

Net cash provided by operating activities	44	1,611

Cash flows from investing activities:
Additions to fixed assets	(328)	(608)
Increase in other investments	—	(5)

Net cash used in investing activities	(328)	(613)

Cash flows from financing activities:
Station representation contract payments	(1,443)	(3,170)
Gross borrowings on credit facility	15,500	14,500
Gross repayments on credit facility	(12,750)	(13,500)
Class B common stock to be issued	—	1,081

Net cash provided by (used in) financing activities	1,307	(1,089)

Net increase (decrease) in cash and cash equivalents	1,023	(91)
Cash and cash equivalents, beginning of period	4,937	7,661

Cash and cash equivalents, end of period	$5,960	$7,570

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,964	$5,112
Income taxes	141	192
Non-cash investing and financing activities:
Station representation contracts acquired	$384	$1,943
Preferred stock dividend	240	231

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

The consolidated financial statements as of June 30, 2005 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2004, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.

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

Allowance for doubtful accounts

We provide an allowance for doubtful accounts equal to our estimated uncollectible accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable.

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three and six months ended June 30, 2005 and 2004 both had 13 and 26 weeks.

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

In the second quarter of 2005, we recorded approximately $13,100 of contract termination revenue related to Cumulus Broadcasting’s termination of its representation contract with us in May 2005. We also wrote-off $3,253 of deferred contract acquisition costs related to the Cumulus contract termination, which is reflected in depreciation and amortization.

Income (Loss) Per Share

Basic income (loss) per share applicable to common shareholders for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, amounting to 11,295,876 and 10,420,091 for the three months ended June 30, 2005 and 2004 and 11,295,876 and 10,334,125 for the six months ended June 30, 2005 and 2004. Diluted income (loss) per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the purposes of determining diluted income (loss) per share applicable to common shareholders for the three and six months ended June 30, 2005, 3,866 shares and 28,481 shares have been assumed to be converted. For the three and six months ended June 30, 2004, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted income (loss) per share calculation because of their antidilutive effect were 5,429,851 and 5,149,267 for the three months ended June 30, 2005 and 2004 and 5,405,236 and 5,149,267, for the six months ended June 30, 2005 and 2004.

Restructuring and Severance Charges

During 2003, we offered early retirement to certain employees and executives, to reduce compensation costs. During 2004, we accrued $232 for additional terminations. We recorded this liability at fair value as of the time the liability was incurred. At December 31, 2004, the accompanying consolidated balance sheet includes the accrual relating to the restructuring program of $1,082. During 2005, we accrued an additional $1,937 for 4 additional terminations and paid approximately $1,455 of termination benefits, and also accreted approximately $85 of interest. As of June 30, 2005, the remaining accrual was $1,649, of which $1,435 is included in accrued employee related liabilities and $214 is included in other noncurrent liabilities.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We have implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the quarters ended June 30, 2005 and 2004 in respect of stock options granted during those periods. See Note 3 to Consolidated Financial Statements for further discussion of our accounting for stock-based compensation plans. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	June 30, 2005	June 30, 2004
Net income (loss) applicable to common shareholders, as reported	$142	$(15,318)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(403)	(398)

Pro forma net loss	$(261)	$(15,716)

Income (loss) per share:
Basic and diluted—as reported	$0.01	$(1.48)
Basic and diluted—pro forma	$(0.02)	$(1.52)

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grant using the Black-Scholes option-pricing model to be $0.38 and $1.18 for the six months ended June 30, 2005 and 2004, with the following weighted average assumptions: risk free interest rate of 3.25% for the six months ended June 30, 2005 and 2004; expected volatility factors of 120% and 107% for six months ended June 30, 2005 and 2004; expected dividend yield of 0% for the six months ended June 30, 2005 and 2004; and estimated option lives of 5 years for the six months ended June 30, 2005 and 2004.

In December 2004 the FASB issued SFAS No. 123R, Share-based Payment (“SFAS No. 123(R)”). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified. The statement will require us to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No.123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year.

We will adopt the provisions of the SFAS No. 123(R) as of the beginning of the year ending December 31, 2006. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future. Our estimate for 2006 is an approximate $800 increase in compensation expense based upon options outstanding at June 30, 2005.

Leasehold Improvements

In the fourth quarter of 2004, we renewed the lease on our New York City office space for an additional 15 years. As part of the lease, the landlord is to reimburse us for leasehold improvements made to the property. We expect to substantially complete these improvements in the third quarter of 2005. The reimbursement will be capitalized as leasehold improvements and will be amortized over the remaining term of the lease. We recognize rent expense on a straight-line basis over the term of the lease, taking into account scheduled rent increases, rent abatement and leasehold improvement allowances, such as the one described above.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

2. New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. We will adopt SFAS No. 154 at January 1, 2006 and do not anticipate any material change to our operating results.

3. Stock-Based Employee Compensation

We follow APB 25 and related Interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized.

On March 29, 2005, we granted 15,000 options to five Directors and Officers at an exercise price of $0.46, which was the fair market value per share of our Class A Common Stock at the date of grant as quoted on the OTC Bulletin Board. On April 27, 2005, we granted 200,000 options to an executive at an exercise price of $0.51, which was 110% of the fair market value on the date of grant. On January 5, 2004, we granted 50,000 options to an executive at an exercise price of $1.50, which was the fair market value at the date of grant. On March 12, 2004, we

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

granted 20,000 options, 10,000 each to two employees, at an exercise price of $2.25, which was the fair market value at the date of grant. On April 15, 2004, we granted 25,000 options to an executive at an exercise price of $2.09, which was the fair market value at the date of grant. These options vest over a three-year period, except for the 200,000 options which were granted on April 27, 2005. Those options vested on the date of grant.

On April 27, 2005, we reduced the exercise price of certain stock options held by one of our executives. The original exercise prices and number of shares were as follows: 626,880 shares at $3.80 per share; 1,253,759 shares at $4.02 per share; 52,240 shares at $4.20 per share and 125,000 at $2.81 per share. The price per share was reduced to $0.69 per share, which represented 150% of the $0.46 per share closing price of our Class A Common Stock on April 27, 2005. The termination date of these options was changed to December 31, 2015. In accordance with generally accepted accounting principles, we have adopted variable plan accounting for these options from the date of the repricing. At June 30, 2005, the price of the stock had dropped below the repriced level; accordingly, no compensation expense was required as of such date.

4. Capital Deficit

In May 2002, we amended our certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We have to date paid, and expect to pay for the foreseeable future, all such dividends in kind. Holders of shares of the Series A Stock vote on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,744 and 4,561 shares was paid as of May 1, 2005 and 2004.

On June 30, 2004, the Interep Stock Growth Plan (“SGP”) paid us $537 to purchase 365,223 shares of Class B common stock. In March 2004, the SGP paid us $544 to purchase 238,759 shares of Class B common stock, which were not issued until the second quarter of 2004. The shares were issued at the current fair market value on the date of purchase. During 2005, no shares have been purchased by the SGP.

5. Long-Term Debt

Long-term debt at June 30, 2005 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $2,750 of the $10,000 senior secured revolving credit facility, as described below.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At June 30, 2005, the remaining balance is $1,403.

In September 2003, we entered into a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10,000 senior secured term loan facility with an institutional lender. In July 2005 we amended our revolving credit facility in certain respects (the “Amendment”). The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility had an initial term of three years, which was extended by 15 months pursuant to the Amendment. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” was defined in the Loan and Security Agreement, prior to the Amendment as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by the Company and any of its subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200,000 of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility.

The Amendment was entered into on July 21, 2005. The principal change effected by the Amendment was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The Amendment also revised certain of the financial covenants to more appropriately reflect our current business operations. It also revised the definition of “Operating EBITDA” as for any period: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

6. Commitments and Contingencies

We are involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of our operations.

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at June 30, 2005 exceeded federally insured limits by approximately $4,800. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Commission revenues. Commission revenues for the second quarter of 2005 increased to $21.7 million from $20.6 million for the second quarter of 2004, or approximately 5.3%. This $1.1 million increase was primarily due to the recent improvement in national spot advertising generally.

Contract termination revenue. Contract termination revenue in the second quarter of 2005 increased by $12.3 million, to $13.2 million from $0.9 million in the second quarter of 2004. Most of this increase was attributable to the termination by Cumulus Broadcasting Inc. of its representation contract with us in May 2005.

Selling expenses. Selling expenses for the second quarter of 2005 increased to $16.4 million from $16.0 million in the second quarter of 2004. This increase of $0.4 million, or approximately 2.3%, was, in large part, due to the costs associated with severance programs related to cost cutting measures taken in the second quarter 2005, offset in part by the termination of certain special promotion programs that affected 2004 and lower compensations costs in 2005 as compared to 2004.

General and administrative expenses. General and administrative expenses of $2.9 million for the second quarter of 2005 decreased $1.0 million, or 26.3%, from $3.9 million for the second quarter of 2004 primarily due to the non-recurrence of legal expenses relating to the Citadel litigation in 2004 and lower compensation costs as compared to 2004.

Operating income before depreciation and amortization. Operating income before depreciation and amortization increased by $14.0 million for the second quarter of 2005 to $15.6 million, from $1.6 million for the second quarter of 2004, for the reasons discussed above. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business.

Reconciliation of net income (loss) applicable to common shareholders to operating income before depreciation and amortization

	June 30, 2005	June 30, 2004
	(dollars in thousands)
Net income (loss) applicable to common shareholders	$5,891	$(6,114)
Add back:
Depreciation and amortization	7,082	4,916
Preferred stock dividend	121	117
Tax provision	37	28
Other income	(89)	—
Interest expense, net	2,588	2,660

Operating income before depreciation and amortization	$15,630	$1,607

Depreciation and amortization expense. Depreciation and amortization expense increased $2.2 million, or 44.1%, during the second quarter of 2005, to $7.1 million from $4.9 million in the second quarter of 2004. This increase was substantially the result of the $3.3 million write-off of deferred representation contract costs related to the termination of the Cumulus representation contract, which was offset by lower contract acquisition cost amortization.

Operating income (loss). For the second quarter of 2005, we had $8.5 million of operating income as compared to an operating loss of $3.3 million for the second quarter of 2004, for the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $0.1 million, or 2.7%, to $2.6 million for the second quarter of 2005, from $2.7 million for the second quarter of 2004. This decrease primarily resulted from a lower balance on our revolving credit facility than in the prior period.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the second quarter of 2005 and 2004 was less than $0.1 million.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the second quarter of 2005 and 2004. All dividends are paid in additional shares of preferred stock and not in cash.

Net income (loss) applicable to common shareholders. We had net income applicable to common shareholders of $5.9 million for the second quarter of 2005 as compared to a net loss applicable to common shareholders of $6.1 million for the second quarter of 2004, a positive change of $12.0 million, for the reasons discussed above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Commission revenues. Commission revenues for the first six months of 2005 increased to $39.2 million from $37.5 million for the first six months of 2004, or approximately 4.4%. This $1.7 million increase was primarily due to the recent improvement in national spot advertising generally.

Contract termination revenue. Contract termination revenue in the first six months of 2005 increased by $12.2 million to $13.4 million from $1.2 million in the first six months of 2004. Most of this increase was attributable to the termination by Cumulus Broadcasting Inc. of its representation contract with us in May 2005.

Selling expenses. Selling expenses for the first six months of 2005 decreased to $30.3 million from $30.7 million in the first six months of 2004. This decrease of $0.4 million, or approximately 1.2%, was, in large part, due to the costs associated with severance programs related to cost cutting measures taken in the second quarter 2005, offset in part by the termination of certain special promotion programs that affected 2004 and lower compensations costs in 2005 as compared to 2004.

General and administrative expenses. General and administrative expenses of $5.7 million for the first six months of 2005 decreased $1.7 million, or 22.6%, from $7.4 million for the first six months of 2004 primarily due to the non-recurrence of legal expenses relating to the Citadel litigation in 2004 and lower compensation costs.

Operating income before depreciation and amortization. Operating income before depreciation and amortization increased by $15.9 million for the first six months of 2005 to $16.5 million, from $0.6 million for the first six months of 2004, for the reasons discussed above.

Reconciliation of net income (loss) applicable to common shareholders to operating income before depreciation and amortization

	June 30, 2005	June 30, 2004
	(dollars in thousands)
Net income (loss) applicable to common shareholders	$142	$(15,318)
Add back:
Depreciation and amortization	11,059	10,216
Preferred stock dividend	240	231
Tax provision	141	192
Other income	(166)	—
Interest expense, net	5,153	5,318

Operating income before depreciation and amortization	$16,569	$639

Depreciation and amortization expense. Depreciation and amortization expense increased $0.8 million, or 8.3%, during the first six months of 2005, to $11.0 million from $10.2 million in the first six months of 2004. This increase was substantially the result of the $3.3 million write-off of deferred representation contract costs related to the termination of the Cumulus representation contract, which was offset by lower contract acquisition cost amortization.

Operating income (loss). For the first six months of 2005, we had $5.5 million of operating income as compared to an operating loss of $9.6 million for same period of 2004, for the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $0.2 million, or 3.1%, to $5.1 million for the first six months of 2005, from $5.3 million for the first six months of 2004. This decrease primarily resulted from a lower balance on our revolving credit facility than in the prior period.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first six months of 2005 was $0.1 million and for the first six months of 2004 was $0.2 million.

Preferred stock dividend. We accrued $0.2 million for preferred stock dividends in the first six months of 2005 and 2004. All dividends are paid in additional shares of preferred stock and not in cash.

Net income (loss) applicable to common shareholders. We had net income applicable to common shareholders of $0.1 million for the first six months of 2005 as compared to a net loss applicable to common shareholders of $15.3 million for comparable period of 2004, a positive change of $15.4 million, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At June 30, 2005, we had cash and cash equivalents of $6.0 million and working capital of $18.7 million and $7.2 million available under our credit facility.

Cash provided by operating activities during the first six months of 2005 was less than $0.1 million, as compared to $1.6 million during the first six months of 2004. This fluctuation was primarily attributable to changes in working capital components.

Net cash used in investing activities is attributable to capital expenditures. Net cash used in investing activities during the first six months of 2005 and 2004 were $0.3 million and $0.6 million. The payments made in 2005 and 2004 include $0.1 million and $0.3 million, which was capitalized in 2003.

Cash provided by financing activities of $1.3 million during the first six months of 2005 consisted of $15.5 million of gross repayments on the credit facility offset by $12.8 million of gross borrowings and offset by $1.4 million in payments on representation contract acquisitions. Cash used for financing activities of $1.1 million during the first six months of 2004 consisted of $3.2 million in payments on representation contract acquisitions and $13.5 million of gross repayments on the credit facility offset by $14.5 million of gross borrowings. Further we received $1.1 million for the Class B common stock issued to our SGP.

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

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. In July 2005 we amended our revolving credit facility in certain respects (the “Amendment”). The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility had an initial term of three years, which was extended by 15 months pursuant to the Amendment. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” was defined in the Loan and Security Agreement, prior to the Amendment as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by the Company and any of its subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At June 30, 2005, we had $2.75 million outstanding under our revolving credit facility.

The Amendment was entered into on July 21, 2005. The principal change effected by the Amendment was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The Amendment also revised certain of the financial covenants to more appropriately reflect our current business operations. It also revised the definition of “Operating EBITDA” as for any period: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis.

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

During 2004 and 2005, we implemented various cost savings measures, including the termination of several employees. Our liquidity and cash flows will be positively affected by these reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as the other material cost savings measures such as lease renegotiations and reductions in consulting, which were implemented in 2004 and 2005.

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

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2005	2006-2007	2008-2009	2010- Thereafter
	(Dollars in Millions)
Long term debt	$101.8	$—	$2.8	$99.0	$—
Operating leases	42.4	2.3	8.4	6.6	25.1
Interest expense	29.7	—	19.8	9.9	—
Annual fees for accounting services	21.6	2.0	8.4	9.2	2.0
Representation contract buyouts	7.0	4.4	1.9	0.5	0.2

Total	$202.5	$8.7	$41.3	$125.2	$27.3

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

(b) Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of 2005 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B) Reports on Form 8-K

We have filed the following current reports on Form 8-K during our second fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
April 4, 2005	Items 2.02 and 9.01	No

April 11, 2005	Items 4.02 and 9.01	Yes

April 15, 2005	Item 1.02	No

April 29, 2005	Items 2.02 and 9.01	No

May 26, 2005	Items 5.02 and 9.01	No

June 20, 2005	Items 1.01 and 9.01	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

August 15, 2005

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