Form 10-Q
period 2005-09-30
INTEREP NATIONAL RADIO SALES INC
filed 2005-11-14
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of the close of business on November 9, 2005, was 6,992,383 shares of Class A Common Stock, and 4,303,493 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,535	$4,937
Receivables, less allowance for doubtful accounts of $573 and $770	23,283	24,041
Representation contract buyouts receivable	13,755	1,987
Current portion of deferred representation contract costs	11,359	13,364
Prepaid expenses and other current assets	1,326	1,284

Total current assets	52,258	45,613

Fixed assets, net	3,861	3,114
Deferred representation contract costs	23,241	33,137
Representation contract buyouts receivable	7,072	3,336
Investments and other assets	5,778	5,810

	$92,210	$91,010

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$16,548	$18,347
Accrued interest	2,480	4,950
Representation contract buyouts payable	5,142	5,630
Accrued employee-related liabilities	4,631	3,680

Total current liabilities	28,801	32,607
Long-term debt	102,500	99,000
Representation contract buyouts payable	1,567	2,537
Other noncurrent liabilities	3,675	2,293

Total liabilities	136,543	136,437

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 123,342 and 118,598 shares issued and outstanding at September 30, 2005 and December 31, 2004) (aggregate liquidation preference—$12,334)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 6,928,642 and 6,669,221 shares issued and outstanding at September 30, 2005 and December 31, 2004	69	67
Class B common stock, $0.01 par value—10,000,000 shares authorized, 4,367,234 and 4,626,655 shares issued and outstanding at September 30, 2005 and December 31, 2004, convertible into Class A common stock	44	46
Additional paid-in-capital	52,635	52,525
Accumulated deficit	(97,082)	(98,066)

Total capital deficit	(44,333)	(45,427)

	$92,210	$91,010

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Commission revenues	$20,135	$18,556	$59,300	$56,077
Contract termination revenue	5,943	18,844	19,358	20,008

Total revenues	26,078	37,400	78,658	76,085

Operating expenses:
Selling expenses	15,422	15,964	45,711	46,614
General and administrative expenses	2,679	3,576	8,401	10,972
Depreciation and amortization expense	4,838	4,829	15,897	15,045

Total operating expenses	22,939	24,369	70,009	72,631

Operating income	3,139	13,031	8,649	3,454
Income on equity investment	(110)	(37)	(276)	(37)
Interest expense, net	2,609	2,634	7,762	7,952

Income (loss) before income taxes and cumulative change in accounting principle	640	10,434	1,163	(4,461)
Income taxes	38	35	179	227

Income (loss) before cumulative change in accounting principle	602	10,399	984	(4,688)
Cumulative change in accounting principle	—	(598)	—	(598)

Net income (loss)	602	9,801	984	(5,286)
Preferred stock dividend	123	119	363	350

Net income (loss) applicable to common shareholders	$479	$9,682	$621	$(5,636)

Basic and diluted income (loss) per common share:
Before cumulative effect of change in accounting principle	$0.05	$0.96	$0.08	$(0.44)
Cumulative effect of change in accounting principle	—	(0.06)	—	(0.06)
Preferred stock dividend	(0.01)	(0.01)	(0.03)	(0.03)

Total	$0.04	$$0.89	$0.05	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$984	$(5,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,897	15,045
Income on equity investment	(276)	(37)
Cumulative change in accounting principle	—	598
Changes in assets and liabilities:
Receivables	758	5,900
Representation contract buyouts receivable	(15,504)	(578)
Prepaid expenses and other current assets	(42)	(93)
Other noncurrent assets	(220)	(202)
Accounts payable and accrued expenses	(1,554)	5,678
Accrued interest	(2,470)	(2,475)
Accrued employee-related liabilities	951	(670)
Other noncurrent liabilities	323	(1,487)

Net cash (used in) provided by operating activities	(1,153)	16,393

Cash flows from investing activities:
Additions to fixed assets	(2,193)	(817)
Increase in other investments	—	(5)

Net cash used in investing activities	(2,193)	(822)

Cash flows from financing activities:
Station representation contract payments	(3,615)	(5,289)
Reimbursement by landlord for leasehold improvements	1,059	—
Gross borrowings on credit facility	23,440	21,650
Gross repayments on credit facility	(19,940)	(25,650)
Class B common stock to be issued	—	1,080

Net cash provided by (used in) financing activities	944	(8,209)

Net (decrease) increase in cash and cash equivalents	(2,402)	7,362
Cash and cash equivalents, beginning of period	4,937	7,661

Cash and cash equivalents, end of period	$2,535	$15,023

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,958	$10,146
Income taxes	179	227
Non-cash investing and financing activities:
Station representation contracts acquired	$2,342	$2,106
Preferred stock dividend	363	350

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

The consolidated financial statements as of September 30, 2005 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2004, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.

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

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three and nine months ended September 30, 2005 and 2004 both had 13 and 39 weeks.

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

In the third quarter of 2005, we recorded approximately $5,900 of contract termination revenue primarily related to Radio One’s termination of its representation contract with us. We also wrote-off $297 of deferred contract acquisition costs related to the Radio One contract termination, which is reflected in depreciation and amortization.

In the first nine months of 2005, we recorded approximately $19,400 of contract termination revenue primarily related to Cumulus Broadcasting and Radio One’s termination of their representation contracts with us. We also wrote-off $3,500 of deferred contract acquisition costs related to both contract terminations, which is reflected in depreciation and amortization.

Income (Loss) Per Share

Basic income (loss) per share applicable to common shareholders for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, amounting to 11,337,543 and 10,852,141 for the three months ended September 30, 2005 and 2004 and 11,329,543 and 10,508,057 for the nine months ended September 30, 2005 and 2004. Diluted income (loss) per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the purposes of determining diluted income (loss) per share applicable to common shareholders for the three and nine months ended September 30, 2005, 41,667 shares and 33,667 shares have been assumed to be converted. For the three and nine months ended September 30, 2004, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted income (loss) per share calculation because of their antidilutive effect were 5,386,950 and 5,168,017 for the three months ended September 30, 2005 and 2004 and 5,394,950 and 5,168,017, for the nine months ended September 30, 2005 and 2004.

Restructuring and Severance Charges

During 2003, we offered early retirement to certain employees and executives, to reduce compensation costs. During 2004, we accrued $232 for additional terminations. We recorded this liability at fair value as of the time the liability was incurred. At December 31, 2004, the accompanying consolidated balance sheet includes the accrual relating to the restructuring program of $1,082. During 2005, we accrued an additional $2,648 for 7 additional terminations and paid approximately $2,070 of termination benefits, and also accreted approximately $127 of interest. As of September 30, 2005, the remaining accrual was $1,787, of which $1,685 is included in accrued employee related liabilities and $102 is included in other noncurrent liabilities.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We have implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the quarters ended September 30, 2005 and 2004 in respect of stock options granted during those periods. See Note 3 to Consolidated Financial Statements for further discussion of our accounting for stock-based compensation plans. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	September 30, 2005	September 30, 2004
Net income (loss) applicable to common shareholders, as reported	$621	$(5,636)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(580)	(626)

Pro forma net income (loss)	$41	$(6,262)

Income (loss) per share:
Basic and diluted—as reported	$0.05	$(0.53)
Basic and diluted—pro forma	$0.00	$(0.60)

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grant using the Black-Scholes option-pricing model to be $0.35 and $1.43 for the nine months ended September 30, 2005 and 2004, with the following weighted average assumptions: risk free interest rate of 3.25% for the nine months ended September 30, 2005 and 2004; expected volatility factors of 101% and 122% for nine months ended September 30, 2005 and 2004; expected dividend yield of 0% for the nine months ended September 30, 2005 and 2004; and estimated option lives of 5 years for the nine months ended September 30, 2005 and 2004.

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

We will adopt the provisions of the SFAS No. 123(R) as of the beginning of the year ending December 31, 2006. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future. Our estimate for 2006 is an approximate $800 increase in compensation expense based upon options outstanding at September 30, 2005.

Leasehold Improvements

In the fourth quarter of 2004, we renewed the lease on our New York City office space for an additional 15 years. As part of the lease, the landlord is to reimburse us for leasehold improvements made to the property. We substantially completed these improvements in the third quarter of 2005. The reimbursement of $1,700, $1,000 of which has been received from the landlord at September 30, 2005, is capitalized as leasehold improvements and will be amortized over the remaining term of the lease. We recognize rent expense on a straight-line basis over the term of the lease, taking into account scheduled rent increases, rent abatement and leasehold improvement allowances, such as the one described above.

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

On April 27, 2005, we reduced the exercise price of certain stock options held by one of our executives. The original exercise prices and number of shares were as follows: 626,880 shares at $3.80 per share; 1,253,759 shares at $4.02 per share; 52,240 shares at $4.20 per share and 125,000 at $2.81 per share. The price per share was reduced to $0.69 per share, which represented 150% of the $0.46 per share closing price of our Class A Common Stock on April 27, 2005. The termination date of these options was changed to December 31, 2015. In accordance with generally accepted accounting principles, we have adopted variable plan accounting for these options from the date of the repricing. At September 30, 2005, the price of the stock had dropped below the repriced level; accordingly, no compensation expense was required as of such date.

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

5. Long-Term Debt

Long-term debt at September 30, 2005 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $3,500 of the $10,000 senior secured revolving credit facility, as described below.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At September 30, 2005, the remaining balance is $1,286.

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

The Amendment was entered into on July 21, 2005. The principal change effected by the Amendment was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The Amendment also revised certain of the financial covenants to more appropriately reflect our current business operations. It also revised the definition of “Operating EBITDA” as for any period: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis. We incurred an additional $100 in legal and other costs directly related to the amendment of the revolving credit facility, which are being amortized as interest expense over the life of the extended facility. Management believes that we are in compliance with these covenants.

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

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at September 30, 2005 exceeded federally insured limits by approximately $530. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Commission revenues. Commission revenues for the third quarter of 2005 increased $1.6 million, or 8.5%, to $20.1 million from $18.5 million for the third quarter of 2004. This increase reflected the improvement in national spending for advertising at our client stations during the period.

Contract termination revenue. Contract termination revenue in the third quarter of 2005 decreased by $12.9 million, to $5.9 million from $18.8 million in the third quarter of 2004. This decrease was primarily attributable to the fact that the contract termination revenue we recorded in August 2004 on the termination of our representation contract with Citadel Broadcasting was far greater than the that recorded on termination of our Radio One, Inc. and other representation contracts during the third quarter of 2005, which involved significantly fewer radio stations.

Selling expenses. Selling expenses for the third quarter of 2005 decreased to $15.4 million from $15.9 million in the third quarter of 2004. This decrease of $0.5 million, or approximately 3.4%, was, in large part, due to lower compensations costs in 2005 as compared to 2004, other cost cutting measures, and the termination of certain special promotion programs that affected 2004, offset in part by the costs associated with additional severance programs implemented in the third quarter 2005.

General and administrative expenses. General and administrative expenses for the third quarter 2005 decreased to $2.7 million from $3.6 million in the third quarter 2004. This decrease of $0.9 million, or 25.1%, was in large part, due to the non-recurrence of legal expenses relating to the Citadel litigation in 2004 and lower compensation costs in 2005 as compared to 2004.

Operating income before depreciation and amortization. Operating income before depreciation and amortization decreased by $9.9 million for the third quarter of 2005 to $8.0 million, from $17.9 million for the third quarter of 2004, for the reasons discussed above. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our business.

Reconciliation of net income applicable to common shareholders to operating income before depreciation and amortization

	September 30, 2005	September 30, 2004
	(dollars in thousands)
Net income applicable to common shareholders	$479	$9,682
Add back:
Depreciation and amortization	4,838	4,829
Preferred stock dividend	123	119
Cumulative change in accounting principle	—	598
Tax provision	38	35
Other (income) expense	(110)	(37)
Interest expense, net	2,609	2,634

Operating income before depreciation and amortization	$7,977	$17,860

Depreciation and amortization expense. Depreciation and amortization expense of $4.8 million was essentially the same in the third quarters of 2005 and 2004. However in the third quarter of 2005, we wrote-off

$0.3 million of deferred representation contract costs related to the termination of the Radio One representation contract and $0.9 million for the sale of a station by Infinity, which was offset by lower contract acquisition cost amortization, depreciation of fixed assets and other amortization.

Operating income. Operating income decreased $9.9 million, or 75.9%, to $3.1 million for the third quarter of 2005, from $13.0 million for the third quarter of 2004, for the reasons discussed above, particularly the decline in contract termination revenue.

Interest expense, net. Interest expense, net, of $2.6 million was essentially the same in both the third quarter of 2005 and 2004.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the third quarter of 2005 and 2004 was less than $0.1 million.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the third quarter of 2005 and 2004. All dividends are paid in additional shares of preferred stock and not in cash.

Net income applicable to common shareholders. We had net income applicable to common shareholders of $0.5 million for the third quarter of 2005 as compared to $9.7 million for the third quarter of 2004, for the reasons discussed above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Commission revenues. Commission revenues for the first nine months of 2005 increased $3.2 million, or 5.7% to $59.3 million from $56.1 million for the first nine months of 2004. This increase reflected the improvement in national spending for advertising at our client stations during the period.

Contract termination revenue. Contract termination revenue in the first nine months of 2005 decreased by $0.6 million to $19.4 million from $20.0 million in the first nine months of 2004. This decrease was primarily attributable to the larger amount of contract termination revenue we recorded in August 2004 on the termination of our representation contract with Citadel Broadcasting in comparison to that recorded on termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts.

Selling expenses. Selling expenses for the first nine months of 2005 decreased to $45.7 million from $46.6 million in the first nine months of 2004. This decrease of $0.9 million, or approximately 1.9%, was, in large part, due to the termination of certain special promotion programs that affected 2004, lower compensations costs in 2005 as compared to 2004 and general cost cutting measures taken in 2005, offset in part by the costs associated with additional severance programs implemented in the first nine months of 2005.

General and administrative expenses. General and administrative expenses of $8.4 million for the first nine months of 2005 decreased $2.6 million, or 23.4%, from $11.0 million for the first nine months of 2004 primarily due to the non-recurrence of legal expenses relating to the Citadel litigation in 2004 and lower compensation costs.

Operating income before depreciation and amortization. Operating income before depreciation and amortization increased by $6.0 million for the first nine months of 2005 to $24.5 million, from $18.5 million for the first nine months of 2004, for the reasons discussed above.

Reconciliation of net income (loss) applicable to common shareholders to operating income before depreciation and amortization

	September 30, 2005	September 30, 2004
	(dollars in thousands)
Net income (loss) applicable to common shareholders	$621	$(5,636)
Add back:
Depreciation and amortization	15,897	15,045
Preferred stock dividend	363	350
Cumulative change in accounting principle	—	598
Tax provision	179	227
Other income	(276)	(37)
Interest expense, net	7,762	7,952

Operating income before depreciation and amortization	$24,546	$18,499

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million, or 5.7%, during the first nine months of 2005, to $15.9 million from $15.0 million in the first nine months of 2004. This increase was substantially the result of the $3.3 million write-off of deferred representation contract costs related to the termination of the Cumulus representation contract, the $0.3 million write-off of deferred representation contract costs related to the termination of the Radio One representation contract, and the write-off of $0.9 million write-off of deferred representation contract costs related to the sale of a station by Infinity, which was offset by lower contract acquisition cost amortization, depreciation of fixed assets and other amortization.

Operating income. Operating income increased $5.2 million to $8.6 million for the first nine months of 2005, from $3.4 million for the first nine months of 2004, for the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $0.2 million, or 2.4%, to $7.8 million for the first nine months of 2005, from $8.0 million for the first nine months of 2004. This decrease primarily resulted from a lower balance on our revolving credit facility than in the prior period.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first nine months of 2005 and 2004 was $0.2 million.

Preferred stock dividend. We accrued $0.4 million for preferred stock dividends in the first nine months of 2005 and 2004. All dividends are paid in additional shares of preferred stock and not in cash.

Net income (loss) applicable to common shareholders. We had net income applicable to common shareholders of $0.6 million for the first nine months of 2005 as compared to a net loss applicable to common shareholders of $5.6 million for comparable period of 2004, a positive change of $6.2 million, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At September 30, 2005, we had cash and cash equivalents of $2.5 million and working capital of $23.5 million and $6.5 million available under our credit facility.

Cash used in operating activities during the first nine months of 2005 was $1.2 million, as compared to cash provided by operating activities of $16.4 million during the first nine months of 2004. This fluctuation was primarily attributable to changes in working capital components and the cash received for the Citadel settlement in August 2004.

Net cash used in investing activities is attributable to capital expenditures. Net cash used in investing activities during the first nine months of 2005 and 2004 were $2.2 million and $0.8 million, respectively. The payments in 2005 include $1.7 million of leasehold improvements made to the New York Offices, which are being paid for by the landlord as part of the new lease. At September 30, 2005, we had received reimbursement from the landlord of $1.0 million and have a receivable due from the landlord of $0.7 million. In addition, the payments made in 2005 and 2004 include $0.1 million and $0.4 million, which was capitalized in 2003.

Cash provided by financing activities of $0.9 million during the first nine months of 2005 consisted of $1.0 million of reimbursement from the New York landlord for leasehold improvements and the net of $23.4 million in gross repayments on the credit facility and $19.9 million of gross borrowings offset by $3.6 million in payments on representation contract acquisitions. Cash used in financing activities of $8.2 million during the first nine months of 2004 consisted of $5.3 million in payments on representation contract acquisitions and $25.7 million of gross repayments on the credit facility offset by $21.7 million of gross borrowings. Further we received $1.1 million for the Class B common stock issued to our SGP.

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

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. In July 2005 we amended our revolving credit facility in certain respects (the “Amendment”). The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility had an initial term of three years, which was extended by 15 months pursuant to the Amendment. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” was defined in the Loan and Security Agreement, prior to the Amendment as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by the Company and any of its subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At September 30, 2005, we had $3.5 million outstanding under our revolving credit facility.

The Amendment was entered into on July 21, 2005. The principal change effected by the Amendment was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The Amendment also revised certain of the financial covenants to more appropriately reflect our current business operations. It also revised the definition of “Operating EBITDA” as for any period: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis. We incurred an additional $0.1 million in legal and other costs directly related to the amendment of the revolving credit facility, which are being amortized as interest expense over the life of the extended facility. Management believes that we are in compliance with these covenants.

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

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2005	2006-2007	2008-2009	2010- Thereafter
	(Dollars in Millions)
Long term debt	$102.5	$—	$3.5	$99.0	$—
Operating leases	46.4	1.2	9.6	7.8	27.8
Interest expense	29.7	—	19.8	9.9	—
Annual fees for accounting services	20.6	1.0	8.4	9.2	2.0
Representation contract buyouts	6.7	1.5	4.5	0.5	0.2

Total	$205.9	$3.7	$45.8	$126.4	$30.0

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

(b) Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of 2005 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on August 11, 2005, for the purpose of electing three directors to our Board of Directors for a term of three years and ratifying the appointment of BDO Seidman LLP as our independent auditors for the 2005 fiscal year. Howard M. Brenner, Marc G. Guild and George E. Pine were elected to serve on the Board of Directors until our annual meeting of shareholders in 2008. The terms of the other directors will expire at future annual meetings.

Messrs. Brenner, Guild and Pine were elected as directors by a vote of 46,639,995 votes, 46,532,195, votes and 46,528,922 votes in favor of their election, respectively, and 500,103 votes, 607,903 votes and 611,176 votes against, respectively. The votes cast in favor of Messrs. Brenner, Guild and Pine represented 98.9%, 98.7% and 98.7% of the total number of votes cast, respectively. The proposal to ratify the appointment of BDO Seidman LLP as our independent auditors for the 2005 fiscal year was approved by a vote of 47,099,994 votes in favor of the proposal, 11,268 votes against and 28,836 abstentions. The votes cast in favor of the proposal represented 99.9% of the total number of votes cast.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B) Reports on Form 8-K

We have filed the following current reports on Form 8-K during our third fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
July 21, 2005	Items 1.01 and 9.01	No
July 27, 2005	Items 5.02 and 9.01	No
August 9, 2005	Items 2.02 and 9.01	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

November 14, 2005

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