Form 10-K
period 2005-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2006-03-31
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s Class A Common Stock on The Nasdaq OTC Bulletin Board, was $2,926,542 as of June 30, 2005 (this excludes shares owned beneficially by directors, executive officers and the registrant’s Stock Growth Plan).

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 15, 2006 was 7,059,037 shares of Class A Common Stock, and 4,236,839 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.    BUSINESS

General

Interep is the largest independent national spot radio representation or “rep” firm in the United States. We are the exclusive rep firm for over 1,500 radio stations nationwide, including radio stations owned by three of the five largest radio groups by revenue. In the ten largest U.S. radio markets (as defined by Arbitron), each week our represented stations reach an estimated 78% of persons 12 years and over. We serve innovative radio station groups, while still meeting the needs of independent stations nationwide. We have grown to be a leader in radio advertising by improving our clients’ advertising revenues, acquiring station representation contracts, creating and acquiring other rep firms and offering advertisers creative marketing solutions to achieve their goals. Today, our solutions include not only radio, but also other media, including television and the Internet.

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

Innovative Solutions.    We have pioneered a variety of innovative solutions for the radio industry. For example, we were the first to package and market unaffiliated portfolios of client stations by grouping them together as “unwired networks” to meet advertisers’ particular needs. Unwired networks enable radio advertisers and advertising agencies to target specific groups or markets by placing advertisements on as few as two stations or as many as all of the over 1,500 stations represented by us. Advertising agencies and media buyers derive additional benefits from our unwired networks as we often perform research, scheduling, billing, payment, pre-analysis and post-analysis functions relating to the advertising time purchase. We also use promotions and specialized agency sales targeted at boutique agencies. We developed the use of dedicated radio sales representation firms, such as ABC Radio Sales and Infinity Radio Sales, which enable a client to benefit from our comprehensive services while still projecting its corporate identity to advertisers.

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

RadioExchange, a proprietary system, is the radio industry’s first national spot radio web-based order management, electronic invoicing and electronic ordering system. This system significantly reduces the overall burden of administering the process of buying radio by reducing data entry and facilitating the reconciliation of discrepancies, while providing greater accountability to advertisers and expediting payments to radio stations. The system has been developed in conjunction with two software and technology companies with extensive experience in the media industry. In 2005, we began aggressively to deploy some of the advanced functionality of RadioExchange with our business partners. We currently have three of the advertising industry’s largest radio buyers sending their orders electronically and we expect to continue to add RadioExchange customers throughout 2006. We have only begun to realize the advantages that the RadioExchange infrastructure affords and we eagerly look forward to its future.

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

Experienced Management Team.    We have an experienced and entrepreneurial management team, headed by our Chief Executive Officer, Ralph C. Guild, a recognized leader and innovator in the radio industry, and George E. Pine, our President and Chief Operating Officer. Our senior sales management have an average of over 25 years of industry experience and significant equity ownership in Interep.

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

Independence.    We are a publicly-owned company. We are the only major radio representation firm that is not owned by a broadcast group. We believe that our independence reduces perceived conflicts of interest in our sales efforts on behalf of our clients.

Television.    In November 2005, we entered into the television representation business by organizing Azteca America Spot Television Sales, Inc., a dedicated television rep company for the Azteca America network. We began with 16 television affiliate stations and now represent a total of 24 affiliates, with an additional eight affiliates pending.

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

For the year ended December 31, 2005, no station or station group, other than Infinity Broadcasting Corporation, accounted for more than 10 percent of our commission revenues.

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

Employees

As of December 31, 2005, we employed approximately 425 employees, substantially all of who were sales-related personnel. None of our employees are represented by a union. We believe that our relations with our employees are excellent.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Positions
Ralph C. Guild	77	Chairman of the Board and Chief Executive Officer; Director
George E. Pine	57	President and Chief Operating Officer; Director
Marc G. Guild	55	President, Marketing Division; Director
William J. McEntee, Jr.	62	Senior Vice President and Chief Financial Officer

All executive officers are appointed for terms of one year.

Ralph C. Guild has been our Chairman of the Board and Chief Executive Officer since 1986, and has served as a director since 1967. He has been employed by us or our predecessors since 1957 in various capacities. Mr. Guild is a prominent figure in the radio business, and has received many of the most prestigious awards in the industry. In November 1991, Mr. Guild became one of the first inductees into the Broadcasting Hall of Fame. He also received the Golden Mike Award from the Broadcasters Foundation in 1998 for outstanding contributions to the radio industry. In March 2001, Mr. Guild received the International Radio & Television Society’s Golden Medal Award. Mr. Guild is active in a broad range of industry associations and charitable organizations. Currently, he serves on the Boards of Trustees of the Museum of Television & Radio, the Center for Communications and the University of the Pacific.

George E. Pine was appointed our President and Chief Operating Officer in March 2003. He joined our Board of Directors in April 2003. He was President of our ABC Radio subsidiary from 1998 until becoming our President. Before that, he served us in various sales management capacities since 1973, including President of Interep East. Mr. Pine is a Member of the Board of Trustees for both the Webb School in Tennessee and Ithaca College. He also serves as Chairman of Ithaca College’s Development Committee. Mr. Pine serves on the Board of Directors of the Radio Advertising Bureau and the John Bayliss Broadcast Foundation. He is a member of the International Radio & Television Society and the Advertising Club of New York.

Marc G. Guild has been our President, Marketing Division, since November 1989, and has served as a director of the Company since 1989. He was Executive Vice President of Network Sales/Operations from 1986 to 1989. Mr. Guild has been employed by us or our predecessors since 1972 in various capacities. As President of our Marketing Division, Mr. Guild plays a key role in our sales and marketing programs, the Interep Radio University and our research and technology divisions.

Mr. Guild serves on the Boards of Directors of the International Radio and Television Foundation and the Library of American Broadcasting. Marc Guild is the son of Ralph Guild.

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

Item 1A.    RISK FACTORS

See “Certain Risk Factors That May Affect Our Results of Operations — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Prior to February 9, 2005, our Class A Common Stock had been listed on the Nasdaq OTC Bulletin Board. On February 8, 2006, we filed with the U.S. Securities and Exchange Commission (“SEC”) a Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 on Form 15. Our Class A Common Stock has been listed on Pink Sheets since February 9, 2006. The Class A Common Stock now trades under the symbol “IREP.PK.” The Class A Common Stock had traded under the symbol “IREP.OB.” On March 15, 2006, the last sale price of the Class A Common Stock was $0.24 per share. The following table sets forth the range of high and low closing prices for our Class A Common Stock through for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
First Quarter 2004	$2.41	$1.45
Second Quarter 2004	$2.32	$1.10
Third Quarter 2004	$1.15	$0.51
Fourth Quarter 2004	$0.96	$0.64
First Quarter 2005	$0.80	$0.46
Second Quarter 2005	$0.65	$0.42
Third Quarter 2005	$0.79	$0.43
Fourth Quarter 2005	$0.55	$0.36

As of March 15, 2006, there were approximately 195 holders of record of our Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth the securities of Interep authorized for issuance under equity compensation plans and arrangements as of December 31, 2005

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1999 Stock Incentive Plan	1,217,767	$1.79	751,901
Equity compensation plans not approved by security holders:
Options granted pursuant to individual compensation arrangements (1)	3,291,118	$2.07	0

(1)	These shares are issuable pursuant to stock options that were awarded to employees of Interep at various times from 1988 through 1998 prior to the adoption of our 1999 Stock Incentive Plan. The terms of the awards are substantially similar to the awards granted under our 1999 Stock Incentive Plan. All of the stock options granted prior to the adoption of our 1999 Stock Incentive Plan are currently vested and will expire between the years 2006 and 2008.

Recent Sales of Unregistered Securities

We sold the following amounts of Class B Common Stock to our Stock Growth Plan on the following dates and at the following purchase prices per share and aggregate purchase prices. Each purchase price per share was determined based on the trailing 15 trading-day average of our Class A Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock:

Date	Shares of Class B Common Stock Sold	Price Per Share	Aggregate Purchase Price
March 31, 2004	238,759	$2.28	$544,000
June 30, 2004	365,223	$1.47	$537,000
September 30, 2004	410,402	$0.71	$290,000

There were no sales of unregistered Class B Common Stock in 2003 and 2005.

In connection with a consulting agreement, 33,333 shares of our Class A stock were issued to a consultant in the fourth quarter of 2004. The price per share was determined based upon the closing price of our Class A Common Stock on the date that the shares were to be paid as per the consulting agreement.

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

The following table contains selected consolidated financial information derived from our audited consolidated financial statements set forth elsewhere in this Form 10-K or in Forms 10-K previously filed with the SEC, and you should review the data in the table below in conjunction with those audited consolidated financial statements and the notes thereto. The following table summarizes certain consolidated financial data derived from our audited consolidated financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001.

	Amounts in thousands, except share data
	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues
Commission	$80,068	$78,455	$87,755	$87,372	$81,128
Contract termination	20,001	24,462	666	7,220	21,431

Total revenues	100,069	102,917	88,421	94,592	102,559

Operating expenses:
Selling, general and administrative expenses	73,003	78,828	79,148	70,163	77,707
Depreciation and amortization expense	20,050	19,783	33,989	23,651	36,673

Total operating expenses	93,053	98,611	113,137	93,814	114,380

Operating income (loss)	7,016	4,306	(24,716)	778	(11,821)
Interest expense, net	10,297	10,563	12,613	10,469	9,416
(Income) loss on investments	(377)	(84)	—	525	3,340
Other loss (income)	—	—	528	—	(236)

Loss before income taxes and loss from cumulative change in accounting principle	(2,904)	(6,173)	(37,857)	(10,216)	(24,341)
Income taxes	134	261	343	7,360	(4,486)

Loss before cumulative change in accounting principle	(3,038)	(6,434)	(38,200)	(17,576)	(19,855)
Cumulative change in accounting principle (A)	—	(598)	—	—	—

Net loss	(3,038)	(7,032)	(38,200)	(17,576)	(19,855)
Preferred stock dividend	486	468	468	2,381	—

Net loss applicable to common shareholders	$(3,524)	$(7,500)	$(38,668)	$(19,957)	$(19,855)

Basic and diluted loss per common share:
Before cumulative change in accounting principle	$(0.27)	$(0.60)	$(3.73)	$(1.85)	$(2.28)
Cumulative change in accounting principle	—	(0.06)	—	—	—
Preferred stock dividend	(0.04)	(0.04)	(0.04)	(0.25)	—

Total	$(0.31)	$(0.70)	$(3.77)	$(2.10)	$(2.28)

Basic and diluted weighted average common shares outstanding	11,295,876	10,695,410	10,248,159	9,490,519	8,715,129

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,928	$4,937	$7,661	$18,114	$11,502
Working capital	18,855	13,006	15,651	38,883	41,499
Total assets	88,959	91,010	108,241	149,966	179,729
Long-term debt (including current portion) (net of unamortized discount of $523 in 2002)	99,000	99,000	103,000	108,477	99,000
Stockholders’ equity (Capital deficit)	(48,478)	(45,427)	(39,782)	(1,555)	4,290

(A)	Effective July 2004, we applied the principles of Emerging Issues Task Force No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this change in accounting principle was a $0.6 million reduction in the carrying amount of our investment in a limited liability company. We are now required to account for this investment on the equity method of accounting.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Commission revenues.    Commission revenue for 2005 increased $1.6 million, or 2.1%, to $80.1 million from $78.5 million in 2004. This increase reflected higher national spending for advertising at our client stations during the year offset by the loss of revenues due to the termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts.

Contract termination revenue.    Contract termination revenue in 2005 decreased $4.5 million to $20.0 million from $24.5 million in 2004. This decrease was primarily attributable to the fact that the contract termination revenue we recorded in August 2004 on the termination of our representation contract with Citadel Broadcasting was greater than that recorded on termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts in 2005. During 2005, approximately 408 stations terminated representation contracts with us, which had generated an aggregate of approximately $7.0 million of commission revenue during their 12-month trailing periods.

Selling expenses.    Selling expenses for 2005 decreased to $61.5 million from $63.7 million during 2004. This decrease of $2.2 million, or approximately 3.5%, was, in large part, due to the termination of certain special promotion programs that affected 2004, lower compensations costs in 2005 as compared to 2004 and general cost efficiency measures implemented in 2005, offset in part by the costs associated with additional severance programs implemented in 2005.

General and administrative expenses.    General and administrative expenses of $11.5 million for 2005 decreased $3.6 million, or 23.8%, from $15.1 million for 2004, primarily due to the non-recurrence of legal expenses relating to the Citadel litigation incurred in 2004 and lower compensation costs.

Operating income before depreciation and amortization.    Operating income before depreciation and amortization increased by $3.0 million, or 12.4%, in 2005 to $27.1 million from $24.1 million in 2004, for the reasons discussed above. Included in operating income before depreciation and amortization in 2005 was $20.0 million of non-recurring contract termination revenue as compared to contract termination revenue of $24.5 million in 2004. Operating income before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Reconciliation of net loss to operating income before depreciation and amortization

	2005	2004
	(dollars in thousands)
Net loss	$(3,038)	$(7,032)
Add back:
Depreciation and amortization	20,050	19,783
Cumulative change in accounting principle	—	598
Tax provision	134	261
Net undistributed income of equity investee	(377)	(84)
Interest expense, net	10,297	10,563

Operating income before depreciation and amortization	$27,066	$24,089

Depreciation and amortization expense.    Depreciation and amortization expense increased $0.3 million, or 1.3%, to $20.1 million in 2005, from $19.8 million in 2004. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This increase was substantially the result of the $3.3 million write-off of deferred representation contract costs related to the termination of the Cumulus representation contract, the $0.3 million write-off of deferred representation contract costs related to the termination of the Radio One representation contract, and the write-off of $0.9 million of deferred representation contract costs related to the sale of a station by Infinity, which was offset by lower contract acquisition cost amortization, depreciation of fixed assets and other amortization. We acquired representation contracts with approximately 66 new radio stations in 2005. We estimate these contracts generated an aggregate of $0.7 million of commission revenues during their 12-month trailing periods prior to their acquisition.

Operating income.    In 2005, we had operating income of $7.0 million, as compared to $4.3 million in 2004, for the reasons discussed above.

Interest expense, net.    Interest expense, net, decreased $0.3 million, or 2.5%, to $10.3 million for 2005, from $10.6 million for 2004. This decrease primarily resulted from a lower balance on our revolving credit facility than in the prior year.

Income taxes.    Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. The provision for income taxes in 2005 and 2004 was $0.1 million and $0.3 million and related principally to state income taxes. A valuation allowance of $0.7 million and $2.7 million was recorded in 2005 and 2004, to reflect uncertainties with regard to when we will realize our net deferred tax assets.

Preferred stock dividend.    We accrued $0.5 million for preferred stock dividends in 2005 and 2004. All dividends were paid in additional shares of preferred stock and not in cash.

Cumulative change in accounting principle.    Effective July 2004, we applied the principles of Emerging Issues Task Force (“EITF”) No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this change in accounting principle was a $0.6 million reduction in the carrying amount of our investment in a limited liability company. We are now required to account for this investment on the equity method of accounting. Our portion of income for 2005 was $0.4 million and in 2004 was less than $0.1 million. There was no change in 2005. Prior to the change in accounting principle, we reduced the carrying value of our non-public investments primarily in the Internet advertising industry by $0.5 million. As part of the evaluation, we considered, among other factors, the business plans of these firms, the quality and effectiveness of their management teams, their liquidity and capital resource positions, and their business relationships with third parties.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders of approximately $3.5 million for 2005, a $4.0 million decrease over the $7.5 million net loss applicable to common shareholders for 2004, was attributable to the reasons discussed above.

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

Reconciliation of net loss to operating income before depreciation and amortization

	2004	2003
	(dollars in thousands)
Net loss	$(7,032)	$(38,200)
Add back:
Depreciation and amortization	19,783	33,989
Cumulative change in accounting principle	598	—
Tax provision	261	343
Other (income) expense	(84)	528
Interest expense, net	10,563	12,613

Operating income before depreciation and amortization	$24,089	$9,273

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

Interest expense, net.    Interest expense, net, decreased $2.0 million, or 16.3%, to $10.6 million for 2004, from $12.6 million for 2003. This decrease primarily resulted from our replacement, in September 2003, of a term loan facility obtained in November 2002 with a new revolving credit facility. The termination of our previous term loan facility required the write-off of $1.2 million of unamortized deferred debt financing costs and $0.4 million of unamortized discount related to warrants issued in connection with the term loan facility and certain interest expense. See “Other expense,” below.

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

Cumulative change in accounting principle.    Effective July 2004, we applied EITF No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this change in accounting principle was a $0.6 million reduction in the carrying amount of our investment in a limited liability company. We are now account for this investment on the equity method of accounting. Our portion of income for 2004 was less than $0.1 million. There was no change in 2003.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders of approximately $7.5 million for 2004, a $31.2 million decrease over the $38.7 million net loss applicable to common shareholders for 2003, was attributable to the reasons discussed above.

Liquidity and Capital Resources

Cash provided from operations and financing transactions has primarily funded our cash requirements. As of December 31, 2005, we had cash and cash equivalents of $6.9 million and working capital of $18.9 million. Additionally, at December 31, 2005, we had available $10.0 million under our revolving credit facility.

Cash provided by operations during 2005 was $8.7 million, as compared to $7.8 million and $9.8 million for the years ended 2004 and 2003. These fluctuations were primarily attributable to contract terminations and changes in working capital components, including increases in representation contract buyouts receivable of $11.9 million and accounts payable and accrued expenses of $1.1 million and a decrease in other noncurrent liabilities of $0.5 million.

Net cash used in investing activities during 2005, 2004 and 2003 was $2.4 million, $0.9 million and $2.3 million, respectively, and was primarily the result of capital expenditures for computer equipment. The payments in 2005 include $1.8 million of leasehold improvements made to the New York Offices, which are being paid for by the landlord as part of our lease renewal. In addition, the payments made in 2005 and 2004 include $0.1 million and $0.5 million, respectively, that were capitalized in 2003.

Cash used for financing activities of $4.3 million during 2005 consisted primarily of $6.1 million for the acquisition of representation contracts and, no net change in debt, resulting from the $27.3 million of gross repayments and $27.3 million of gross borrowings on our credit facility, offset by $1.8 million of reimbursement from the New York landlord for leasehold improvements. Cash used for financing activities of $9.6 million during 2004 consisted primarily of $7.0 million for the acquisition of representation contracts and a net $4 million reduction in debt, resulting from the $25.7 million of gross repayments and $21.7 million of gross borrowings on our credit facility, offset by $1.4 million received by us for Class B common stock issued to our Stock Growth Plan. Cash used for financing activities of $18.0 million during 2003 consisted primarily of $11.6 million for the acquisition of representation contracts and a net $6 million reduction in debt, resulting from the repayment of $10 million for the term loan facility offset by the borrowing of $4 million on the new senior secured revolving credit facility, net of $0.5 million of related financing costs.

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

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A. to replace our $10 million senior secured term loan facility with an institutional lender. In July 2005 we amended our revolving credit facility in certain respects (the “Amendment”). The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility had an initial term of three years, which was extended by 15 months pursuant to the Amendment. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” was defined in the Loan and Security Agreement, prior to the Amendment as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by the Company and any of its subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At December 31, 2005, we had $10.0 million available under our revolving credit facility.

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

During 2004 and 2005, we implemented various cost efficiency measures, including the termination of several employees. Our liquidity and cash flows will be positively affected by these reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as the other material cost efficiency measures such as lease renegotiations and reductions in consulting, which were implemented in 2004 and 2005.

Certain Risk Factors That May Affect Our Results of Operations

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

Allowance for doubtful accounts

We provide an allowance for doubtful accounts equal to our estimated uncollectible accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. We write off uncollectible accounts when we confirm with the customer that the account is uncollectible.

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2005, 2004, and 2003 each had 52 weeks, though some broadcast calendar years, such as 2006 may have 53 weeks.

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

In 2005, we recorded approximately $20 million of contract termination revenue primarily related to Cumulus Broadcasting and Radio One’s termination of their representation contracts with us. We also wrote-off $3.6 million of deferred contract acquisition costs related to both contract terminations, which is reflected in depreciation and amortization.

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

Long-Lived Assets

We assess the impairment of our long-lived assets in accordance with SFAS No. 144, which requires testing when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We reevaluate these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining life. SFAS No. 144, which also applies to other long-lived assets such as plant, property and equipment, as well as groups of assets, provides examples of indicators of potential impairment such as: a significant decrease in market price of the asset; a significant adverse change in the extent or manner in which the asset is used; a significant adverse change in legal factors or the business climate; an adverse action or assessment by a regulator; excess cost accumulation for the acquisition or construction of the asset; current period operating cash flow losses combined with a similar history or a projection of future losses; and a more likely than not expectation that the asset will be sold. If any indicators were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), we would perform the next step which is to determine the fair value of the asset and record an impairment, if any. Based on the Company’s analysis, no impairment was recorded as of December 31, 2005.

Stock Growth Plan

We maintain a Stock Growth Plan (“SGP”) for eligible employees. Cash contributions made by us to the SGP are recorded as compensation expense. Shares of our stock owned by the SGP are treated as outstanding common stock.

Stock-Based Compensation

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We have implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 in respect of stock options granted during those years. In December 2004 the FASB issued SFAS No. 123R, Share-based Payment (“SFAS No. 123(R)”). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified. The statement will require us to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. See Notes 1 and 4 to Consolidated Financial Statements for further discussion of our accounting for our stock-based compensation plans.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS No.123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year.

We will implement SFAS No. 123(R) in the first quarter of 2006 and intend to use the modified prospective method. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future. Our estimate for 2006 is an approximate $0.8 million increase in compensation expense based upon options outstanding at December 31, 2005.

Restructuring and Severance Charges

During 2005 and 2004, we continued to offer an early retirement program, which was accepted by 18 people in 2005, including four executives, and one person in 2004, to reduce compensation costs on a going forward basis. This resulted in termination benefits to be paid over an extended period of time, which were recorded during 2005 and 2004 at net present value. SFAS No. 146 required that we record this new liability at fair value as of the time the liability was incurred. See Note 1 to the Consolidated Financial Statements for further discussion.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 11,295,876, 10,695,410, and 10,248,159 for the years ended December 31, 2005, 2004, and 2003, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2005, 2004, and 2003, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 4,508,885, 5,166,155 and 5,121,405 at December 31, 2005, 2004 and 2003.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	2011-Thereafter
	(Dollars in Millions)
Long term debt	$99.0	$—	$99.0	$—	$—
Operating leases	45.7	4.8	9.0	6.4	25.5
Interest expense	24.8	9.9	14.9	—	—
Annual fees for accounting services	17.3	3.6	7.8	5.9	—
Representation contract buyouts	6.2	5.1	0.7	0.4	—

Total	$193.0	$23.4	$131.4	$12.7	$25.5

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Because our obligation under the senior secured revolving credit facility bears interest at a variable rate, we are sensitive to changes in prevailing interest rates. A one-point fluctuation in market rates would not have had a material impact on 2006 earnings.

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

We engaged BDO Seidman, LLP (“BDO”) to act as our independent auditors as of October 21, 2004. During the two most recent fiscal years, prior to that time we had not consulted with BDO regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). The Audit Committee of our Board of Directors considered, approved and recommended to our Board of Directors the appointment of BDO as our independent auditors. These actions were ratified and approved by our Board of Directors.

Item 9A.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(b)    Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter of 2005 covered by Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 9B.	OTHER INFORMATION

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Items 10  Through 14 Inclusive.

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to our executive officers, which is set forth in Part I under the caption “Executive Officers”), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal accounting fees and services) is incorporated by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about April 28, 2006.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    Documents Filed as Part of this Report

Financial Statements and Supplementary Data.    The following Financial Statements of the Company are filed with this Form 10-K:

Exhibits.    The following Exhibits are filed as part of this Report:

Exhibit No.	Description
3.1(5)	Restated Certificate of Incorporation of Interep
3.2(8)	Certificate of Amendment of the Restated Certificate of Incorporation
3.3(5)	By-Laws of Interep
3.4(13)	Certificate of Correction
4.1(1)	A/B Exchange Registration Rights Agreement, dated July 2, 1998, among Interep, the Guarantors, BancBoston Securities Inc., Loenbaum & Company Incorporated and SPP Hambro & Co., LLC
4.2(1)	Indenture, dated July 2, 1998, between Interep, the Guarantors and Summit Bank
4.3(1)	Form of 10% Senior Subordinated Note (Included in Exhibit 4.2)
4.4(3)	Supplemental Indenture, dated as of March 22, 1999, among American Radio Sales, Inc., Interep, the Guarantors and Summit Bank as Trustee
4.5(6)	Form of Registration Rights Agreement among the Interep Employee Stock Ownership Plan, the Interep Stock Growth Plan and Interep
4.6(8)	Form of Warrant used in connection with issuance of Series A preferred stock and warrants
4.7(10)	Warrant to purchase 225,000 shares of Class A Common Stock of Interep, dated as of November 7, 2002
10.1(1)	Agreement of Lease, dated December 31, 1992, between The Prudential Insurance Company of America and Interep
10.2(2)	Lease, dated January 1, 1990, between Ralph C. Guild, doing business as The Tuxedo Park Executive Conference Center and Interep, as amended by Amendment of Lease, dated December 3, 1998, between Ralph Guild 1990 Trust No. 1 (successor in interest to The Tuxedo Park Executive Conference Center) and Interep
10.3(1)*	Agreement, dated June 29, 1998, between Interep and Ralph C. Guild
10.4(7)*	Amended and Restated Services Agreement, dated as of January 2, 2001, between Interep and Media Financial Services, Inc.
10.5(3)*	Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between Interep and Ralph C. Guild

Exhibit No.	Description
10.6(7)*	Amended and Restated Employment Agreement, dated as of April 1, 2000, between Interep and Marc G. Guild
10.7(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988
10.8(1)*	Amendment and Extension of Option, dated January 1, 1991, between Interep and Ralph C. Guild
10.9(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991
10.10(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995
10.11(1)*	Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991
10.12(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997
10.13(1)*	Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997
10.14(1)*	Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997
10.15(1)*	Supplemental Income Agreement, dated December 31, 1986, between Interep and Ralph C. Guild
10.16(1)*	Agreement, dated June 18, 1993, between Interep and Ralph C. Guild
10.17(2)*	Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998
10.18(2)*	Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998
10.19(2)*	Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998
10.20(3)*	Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.
10.21(3)*	Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998
10.22(7)*	Non-Qualified Stock Option Granted to Ralph C. Guild on April 25, 2000
10.23(7)*	Non-Qualified Stock Option Granted to Marc G. Guild on April 25, 2000
10.24(7)*	Non-Qualified Stock Option Granted to William J. McEntee on April 25, 2000
10.25(4)*	Form of Indemnification Agreement for directors and officers
10.26(5)*	1999 Stock Incentive Plan
10.27(6)*	Form of Stock Option Agreement
10.28(5)	Lease Agreement, dated as of June 30, 1999 between Bronxville Family Partnership, L.P. and Interep
10.29(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.30(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.31(5)*	Agreement, dated as of November 30, 1999 between Interep and Marc G. Guild
10.32(10)	Credit Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries, Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC
10.33(8)	Form of Stock Purchase Agreement used in connection with issuance of Series A preferred stock and warrants
10.34(8)	Form of Registration Rights Agreement used in connection with issuance of Series A preferred stock and warrants
10.35(10)	Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.36(10)	Guarantee of certain subsidiaries of Interep in favor of Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC
10.37(10)	Senior Secured Note of Interep payable to Upper Columbia Capital Company, L.L.C., dated as of November 7, 2002
10.38(10)	Trademark Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.39(10)	Pledge Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.40(11)	Agreement, dated as of March 19, 2003, between Interep and George E. Pine
10.41(12)	Loan and Security Agreement, dated as of September 25, 2003, among Interep, each of the entities listed as a guarantor on the signature pages thereto and Commerce Bank, N.A.
10.42(12)	Revolving Note, dated September 25, 2003, payable to the order of Commerce Bank, N.A.
10.43(12)	Guaranty, dated September 25, 2003, granted by the entities listed therein as guarantors in favor of Commerce Bank, N.A.

Exhibit No.	Description
10.44(12)	Pledge Agreement, dated September 25, 2003, among Interep, the other entities listed therein as pledgors and Commerce Bank, N.A.
10.45(13)	Trademark Security Agreement, dated September 25, 2003, between Interep and Commerce Bank, N.A.
10.46(15)	Amendment, dated as of June 20, 2005, to the Fifth Amended and Restated Employment Agreement, between Interep and Ralph C. Guild
10.47(16)	First Amendment, dated as of July 21, 2005 to the Loan and Security Agreement, dated as of September 25, 2003, among Commerce Bank, N.A., Interep National Radio Sales, Inc. and its subsidiaries named therein.
14(14)	Code of Ethics for Senior Management
16.1(9)	Letter, dated June 20, 2002 from Arthur Andersen LLP to the Securities and Exchange Commission
21.1	Subsidiaries of Interep (filed herewith)
23.1	Consent of BDO Seidman, LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)**
32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)**

*	Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.
**	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to Interep’s registration statement on Form S-4 (Registration No. 333-60575), filed with the Commission on August 4, 1998.
(2)	Incorporated by reference to Interep’s registration statement on Form S-4/A-2 (Registration No. 333-60575), filed with the Commission on January 26, 1999.
(3)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999 (File No. 000-28395).
(4)	Incorporated by reference to Interep’s registration statement on Form S-1 (Registration No. 333-88265), filed with the Commission on October 10, 1999.
(5)	Incorporated by reference to Interep’s registration statement on Form S-1/A-1 (Registration No. 333-88265), filed with the Commission on November 8, 1999.
(6)	Incorporated by reference to Interep’s registration statement on Form S-1/A-4 (Registration No. 333-88265), filed with the Commission on December 8, 1999.
(7)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001 (File No. 000-28395).
(8)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-28395).
(9)	Incorporated by reference to Interep’s Current Report on Form 8-K date June 20, 2002, filed with the Commission on June 26, 2002 (File No. 000-28395).
(10)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2002, filed with the Commission on November 13, 2002 (File No. 000-28395).

(11)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed with the Commission on April 1, 2003 (File No. 000-28395).
(12)	Incorporated by reference to Interep’s Current Report on Form 8-K dated September 25, 2003, filed with the Commission on September 30, 2003 (File No. 000-28395).
(13)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2004, filed with the Commission on August 13, 2004 (File No. 000-28395).
(14)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed with the Commission on March 29, 2004 (File No. 000-28395).
(15)	Incorporated by reference to Interep’s Current Report on Form 8-K dated June 20, 2005, filed with the Commission on June 22, 2005 (File No. 000-28395).
(16)	Incorporated by reference to Interep’s Current Report on Form 8-K dated July 21, 2005, filed with the Commission on July 27, 2005 (File No. 000-28395).

(B)    Reports on Form 8-K

We filed the following current reports on Form 8-K during our fourth fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
November 15, 2005	Items 2.02 and 9.01	No

INTEREP NATIONAL RADIO SALES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Interep National Radio Sales, Inc.:

We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, capital deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interep National Radio Sales, Inc. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its investment in a limited liability company.

/s/    BDO SEIDMAN, LLP

West Palm Beach, Florida

March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Interep National Radio Sales, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ (deficit) equity, and cash flows of Interep National Radio Sales, Inc (a New York Corporation) for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

New York, New York

February 26, 2004

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share information)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,928	$4,937
Receivables, less allowance for doubtful accounts of $623 and $770	20,905	24,041
Representation contract buyouts receivable	12,054	1,987
Current portion of deferred representation contract costs	11,082	13,364
Prepaid expenses and other currents assets	1,616	1,284

Total current assets	52,585	45,613

Fixed assets, net	3,594	3,114
Deferred representation contract costs	21,799	33,137
Representation contract buyouts receivable	5,123	3,336
Investments and other assets	5,858	5,810

	$88,959	$91,010

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$19,287	$18,347
Accrued interest	4,950	4,950
Representation contract buyouts payable	5,135	5,630
Accrued employee related liabilities	4,358	3,680

Total current liabilities	33,730	32,607
Long-term debt	99,000	99,000
Representation contract buyouts payable	1,063	2,537
Other noncurrent liabilities	3,644	2,293

Total liabilities	137,437	136,437

Commitments and Contingencies

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 123,342 and 118,598 shares issued and outstanding (aggregate liquidation preference—$12,334)	1	1
Class A common stock, $.01 par value—20,000,000 shares authorized, 7,022,446 and 6,669,221 shares issued and outstanding	70	67
Class B common stock, $.01 par value—10,000,000 shares authorized, 4,273,430 and 4,626,655 shares issued and outstanding, convertible into Class A common stock	43	46
Additional paid-in-capital	52,512	52,525
Accumulated deficit	(101,104)	(98,066)

Total capital deficit	(48,478)	(45,427)

	$88,959	$91,010

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Year Ended December 31,
	2005	2004	2003
Revenues:
Commission	$80,068	$78,455	$87,755
Contract termination	20,001	24,462	666

Total revenues	100,069	102,917	88,421

Operating expenses:
Selling	61,462	63,690	64,783
General and administrative	11,541	15,138	14,365
Depreciation and amortization	20,050	19,783	33,989

Total operating expenses	93,053	98,611	113,137

Operating income (loss)	7,016	4,306	(24,716)
Interest expense, net	10,297	10,563	12,613
Net undistributed income of equity investee	(377)	(84)	—
Other loss	—	—	528

Loss before income taxes and loss from cumulative change in accounting principle	(2,904)	(6,173)	(37,857)
Income taxes	134	261	343

Loss before cumulative change in accounting principle	(3,038)	(6,434)	(38,200)
Cumulative change in accounting principle	—	(598)	—

Net loss	(3,038)	(7,032)	(38,200)
Preferred stock dividend	486	468	468

Net loss applicable to common shareholders	$(3,524)	$(7,500)	$(38,668)

Basic and diluted loss per common share:
Before cumulative effect of change in accounting principle	$(0.27)	$(0.60)	$(3.73)
Cumulative effect of change in accounting principle	—	(0.06)	—
Preferred stock dividend	(0.04)	(0.04)	(0.04)

Total	$(0.31)	$(0.70)	$(3.77)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

(in thousands except share information)

	Series A Cumulative Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2003	110,000	$1	5,644,699	$56	4,603,460	$46	$51,176	$(52,834)	$(1,555)
Net loss	—	—	—	—	—	—	—	(38,200)	(38,200)
Conversion of common stock	—	—	544,761	6	(544,761)	(6)	—	—	—
Preferred dividend	—	—	—	—	—	—	(468)	—	(468)
Earned compensation, executive stock option	—	—	—	—	—	—	38	—	38
Issuance of preferred stock dividend	4,037	—	—	—	—	—	403	—	403

Balance, December 31, 2003	114,037	1	6,189,460	62	4,058,699	40	51,149	(91,034)	(39,782)
Net loss	—	—	—	—	—	—	—	(7,032)	(7,032)
Conversion of common stock	—	—	446,428	4	(446,428)	(4)	—	—	—
Issuance to Stock Growth Plan	—	—	—	—	1,014,384	10	1,362	—	1,372
Issuance of 33,333 shares	—	—	33,333	1	—	—	26	—	27
Preferred dividend	—	—	—	—	—	—	(468)	—	(468)
Issuance of preferred stock dividend	4,561	—	—	—	—	—	456	—	456

Balance, December 31, 2004	118,598	$1	6,669,221	$67	4,626,655	$46	$52,525	$(98,066)	$(45,427)
Net loss	—	—	—	—	—	—	—	(3,038)	(3,038)
Conversion of common stock	—	—	353,225	3	(353,225)	(3)	—	—	—
Preferred dividend	—	—	—	—	—	—	(486)	—	(486)
Issuance of preferred stock dividend	4,744	—	—	—	—	—	473	—	473

Balance, December 31, 2005	123,342	$1	7,022,446	$70	4,273,430	$43	$52,512	$(101,104)	$(48,478)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(3,038)	$(7,032)	$(38,200)
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	20,050	19,783	33,989
Amortization of renewal payments	241	207	—
Net undistributed income of equity investee	(377)	(84)	—
Cumulative change in accounting principle	—	598	—
Non-cash compensation expense	—	—	38
Non-cash consulting expense	—	27	—
Non-cash interest expense	—	—	1,688
Changes in assets and liabilities:
Receivables	3,136	3,544	2,321
Representation contract buyouts receivable	(11,854)	(4,855)	333
Prepaid expenses and other current assets	(332)	(177)	289
Other noncurrent assets	(380)	(1,191)	690
Accounts payable and accrued expenses	1,062	(1,795)	7,542
Accrued interest	—	—	(122)
Accrued employee related liabilities	678	367	665
Other noncurrent liabilities	(454)	(1,587)	605

Net cash provided by operating activities	8,732	7,805	9,838

Cash flows from investing activities:
Additions to fixed assets	(2,442)	(918)	(2,271)
Increase in other investments	—	(5)	—

Net cash used in investing activities	(2,442)	(923)	(2,271)

Cash flows from financing activities:
Representation contract payments	(6,104)	(6,978)	(11,553)
Gross borrowings on credit facility	27,330	21,650	—
Gross repayments on credit facility	(27,330)	(25,650)	—
Reimbursement by landlord for leasehold improvements	1,805	—	—
Debt repayments, net of financing costs	—	—	(10,000)
Net borrowings on credit facility, net of financing costs	—	—	3,533
Issuance of common stock	—	1,372	—

Net cash used in financing activities	(4,299)	(9,606)	(18,020)

Net increase (decrease) in cash and cash equivalents	1,991	(2,724)	(10,453)
Cash and cash equivalents, beginning of year	4,937	7,661	18,114

Cash and cash equivalents, end of year	$6,928	$4,937	$7,661

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,991	$10,206	$10,825
Income taxes, net	134	261	343
Prepayment penalty on term loan	—	—	500
Non-cash investing and financing activities:
Station representation contracts acquired	$4,135	$2,935	$4,100
Preferred stock dividend	486	468	468
Issuance of warrants and common stock	—	27	—

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

Allowance for doubtful accounts

We provide an allowance for doubtful accounts equal to our estimated uncollectible accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. We write off uncollectible accounts when we confirm with the customer that the account is uncollectible.

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. For the years ended December 31, 2005, 2004 and 2003, commission revenues include revenue derived from sales of advertising on the Internet of $2,910, $2,568 and $2,254, respectively. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar years ended December 31, 2005, 2004, and 2003 each had 52 weeks, though some broadcast calendar years, such as 2006 may have 53 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

Our station representation contracts have stated initial terms, and thereafter usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. We review the realizability of these deferred costs on a quarterly basis. From time to time, we have paid inducements to extend the life of contracts with our radio groups. These inducement payments are recorded as deferred costs and expensed in the period benefited. Estimated amortization for the five years following December 31, 2005 is as follows: 2006–$11,100; 2007–$7,800; 2008–$5,500; 2009–$4,200 and 2010–$2,800.

In 2005, we recorded approximately $20,000 of contract termination revenue primarily related to Cumulus Broadcasting and Radio One’s termination of their representation contracts with us. In 2004, we recorded approximately $24,500 of contract termination revenue substantially all of which was attributable to the Citadel representation contract termination in 2003.

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

Depreciation and Amortization Expense

A summary of annual depreciation and amortization expense is as follows:

	2005	2004	2003
Depreciation of fixed assets	$1,827	$2,314	$2,574
Amortization of contract acquisition costs	17,514	16,282	29,941
Amortization of other assets	709	1,187	1,474

	$20,050	$19,783	$33,989

In 2005, the amortization of contract acquisition costs included the writeoff of approximately $3,600 of deferred contract acquisition costs related Cumulus Broadcasting and Radio One’s termination of their representation contracts with us. In 2003, the amortization of contract acquisition

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

costs included the writeoff of approximately $11,600 of deferred contract acquisition costs related to the termination of the Citadel representation contract.

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

Stock-Based Compensation and New Accounting Pronouncement

We have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We have implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 in respect of stock options granted during those periods. See Note 4 to Consolidated Financial Statements for further discussion of our accounting for stock-based compensation plans. Had compensation cost for these options been determined consistent with SFAS

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	2005	2004	2003
Net loss applicable to common shareholders, as reported	$(3,524)	$(7,500)	$(38,668)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(761)	(807)	(746)

Pro forma net loss	$(4,285)	$(8,307)	$(39,414)

Loss per share:
Basic and diluted—as reported	$(0.31)	$(0.70)	$(3.77)
Basic and diluted—pro forma	$(0.38)	$(0.78)	$(3.85)

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $0.33 for 2005, $1.43 for 2004 and $1.72 for 2003, with the following weighted average assumptions: risk free interest rate of 3.25% for 2005, 2004 and 2003; expected volatility factors of 94%, 107% and 108% for 2005, 2004 and 2003, expected dividend yield of 0% for 2005, 2004 and 2003; and estimated option lives of 5 years for 2005, 2004 and 2003.

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

We will implement SFAS No. 123(R) in the first quarter of 2006 and intend to use the modified prospective method. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

granted in the future. Our estimate for 2006 is an approximate $800 increase in compensation expense based upon options outstanding at December 31, 2005.

Restructuring and Severance Charges

In 2005, we continued to offer an early retirement program, which was accepted by 18 people, including four executives, to reduce compensation costs on a going forward basis. We accrued $3,078 in 2005 for the 18 terminations, and $232 in 2004 for 7 terminations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. We paid approximately $2,611 and $1,542 of termination benefits during the years ended December 31, 2005 and 2004, and have accreted approximately $156 and $162 of interest expense in 2005 and 2004. At December 31, 2005 and 2004, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $1,705 and $1,082, of which $1,705 and $989, are included in accrued employee related liabilities and $93, is included in other noncurrent liabilities in 2004.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 11,295,876, 10,695,410, and 10,248,159 for the years ended December 31, 2005, 2004, and 2003, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2005, 2004, and 2003, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 4,508,885, 5,166,155, and 5,121,405 at December 31, 2005, 2004 and 2003.

Leasehold Improvements

In the fourth quarter of 2004, we renewed the lease on our New York City office space for an additional 15 years. As part of the lease, the landlord is to reimburse us for leasehold improvements made to the property. We substantially completed these improvements in the third quarter of 2005. The reimbursement of $1,800, almost all of which has been received from the landlord at December 31, 2005, is capitalized as leasehold improvements and will be amortized over the remaining term of the lease. We recognize rent expense on a straight-line basis over the term of the lease, taking into account scheduled rent increases, rent abatement and leasehold improvement allowances, such as the one described above.

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

2.    Investments

Effective July 2004, we applied the principles of Emerging Issues Task Force (“EITF”) No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this cumulative change in accounting principle is a $598 reduction of our investment in a limited liability company. Beginning July 2004, we began to use the equity method to account for this investment and recognized $377 of income in 2005 and $84 in 2004. There was no such change in 2003. Prior to 2004, we accounted for our investments using the cost method of accounting, as we do not have the ability to exercise significant influence over operating and financial policies. The total carrying value of these investments was approximately $1,900 and $1,500 as of December 31, 2005 and 2004, representing a range of ownership from 8% to 16% of the affiliated companies.

3.    Fixed Assets

Fixed assets are comprised of the following:

	December 31,
	2005	2004
Furniture and equipment	$19,775	$21,036
Computer software	4,455	4,155
Leasehold improvements	6,987	6,141

	31,217	31,332
Less—Accumulated depreciation and amortization	27,623	28,218

Fixed assets, net	$3,594	$3,114

4.    Employee Stock Plans

Stock Growth Plan

On January 1, 1995, we established the Stock Growth Plan, a qualified stock bonus plan through which certain qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. We make regular quarterly cash contributions to the Stock Growth Plan. For the years ended December 31, 2005, 2004, and 2003, we recorded compensation expense of $2,337, $2,299, and $2,440, in relation to these contributions. Our contributions to the Stock Growth Plan were used to purchase shares of Interep Class B common stock from us in 2004. In 2003, we used the contributions to purchase Interep Class A common stock on the open market. In 2005, no stock was purchased and the funds are in either the Stock Growth Plan or have been transferred to employee 401(K) Plan accounts. No accrual was required as of December 31, 2005 and 2004.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

During 2004, the Company issued 1,014,384 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of approximately $1,372. The shares were issued at the estimated current fair market value on the date of issuance, determined based on the trailing 15-day trading average of the Company’s Class A common stock. During 2004 and 2003, the Stock Growth Plan purchased 14,247 and 668,480 shares of Class A common stock, on the open market at a weighted average fair value of $1.45 and $2.12, respectively. As of December 31, 2005 and 2004, the Stock Growth Plan owned 3,690,544 and 4,058,592 Class B common shares, and 576,764 and 649,136 of Class A common shares, representing approximately 37.8% and 41.7% of the Company’s total shares outstanding, before consideration of common stock equivalents. Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants are made in the shares of the Company’s Class B common stock allocated to their plan accounts upon termination of employment.

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

A summary of the stock options outstanding during the years ended December 31, 2005, 2004, and 2003 is set forth below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	4,880,106	$3.64
Granted during 2003	290,000	1.96
Forfeited during 2003	(48,701)	2.81

Outstanding at December 31, 2003	5,121,405	$3.56
Granted during 2004	95,000	1.81
Forfeited during 2004	(50,250)	2.81

Outstanding at December 31, 2004	5,166,155	$3.53
Granted during 2005	275,000	0.50
Expired during 2005	(915,320)	3.01
Forfeited during 2005	(16,950)	2.81

Outstanding at December 31, 2005	4,508,885	$2.00

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

The following table summarizes information regarding the stock options outstanding at December 31, 2005, either pursuant to the terms of the Plan or pursuant to the terms of the option grant, if granted prior to the adoption of the Plan:

Number of options outstanding	Number of options exercisable	Exercise Price	Remaining Contractual Life
208,959	208,959	3.80	2.5 Years
731,360	731,360	4.02	2.5 Years
417,920	417,920	4.20	3 Years
422,767	422,767	2.81	4.5 Years
10,000	10,000	3.32	6.5 Years
40,000	26,666	1.73	7.3 Years
250,000	166,666	2.00	7.9 Years
50,000	16,666	1.50	8 Years
20,000	6,666	2.25	8.2 Years
25,000	8,333	2.09	8.7 Years
75,000	—	0.46	9.2 Years
200,000	200,000	0.51	9.2 Years
2,057,879	2,057,879	0.69	10 Years

4,508,885	4,273,882

On March 29, 2005, we granted, for Board-related service, 15,000 options to each of five Directors and Officers at an exercise price of $0.46, which was the fair market value per share of our Class A Common Stock at the date of grant as quoted on the OTC Bulletin Board. On April 27, 2005, we granted 200,000 options to an executive at an exercise price of $0.51, which was 110% of the fair market value on the date of grant. On January 5, 2004, we granted 50,000 options to an executive at an exercise price of $1.50, which was the fair market value at the date of grant. On March 12, 2004, we granted 20,000 options, 10,000 each to two employees, at an exercise price of $2.25, which was the fair market value at the date of grant. On April 15, 2004, we granted 25,000 options to an executive at an exercise price of $2.09, which was the fair market value at the date of grant. These options vest over a three-year period, except for the 200,000 options which were granted on April 27, 2005. Those options vested on the date of grant.

On April 27, 2005, we reduced the exercise price of certain stock options held by one of our executives. The original exercise prices and number of shares were as follows: 626,880 shares at $3.80 per share; 1,253,759 shares at $4.02 per share; 52,240 shares at $4.20 per share and 125,000 at $2.81 per share. The price per share was reduced to $0.69 per share, which represented 150% of the $0.46 per share closing price of our Class A Common Stock on April 27, 2005. The termination date of these options was changed to December 31, 2015. In accordance with generally accepted accounting principles, we have adopted variable plan accounting for these options from the date of the repricing. At December 31, 2005, the price of the stock had dropped below the repriced level; accordingly, no compensation expense was required as of such date.

In prior years, we repriced 775,300 options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

generally accepted accounting principles, we adopted variable plan accounting for these options from the date of the repricing and reduced compensation expense of $1,251 in 2002. The price of the stock dropped below the repriced levels after trading at prices higher than the repriced levels. No compensation expense was required in 2005 and 2004.

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

5.    Employee Benefit Plans

Managers’ Incentive Compensation Plans

We maintain various managers’ incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. We provided approximately $1,688, $1,998, and $774 for such compensation during 2005, 2004, and 2003.

401(k) Plan

We have a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed ninety days of service with us. Under the terms of the 401(k) Plan, we may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. We contributed $684, $728, and $722 in 2005, 2004, and 2003.

Deferred Compensation Plans

Certain of our subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 2005, 2004, and 2003, we provided compensation expense of $197, $67, and $67 related to these plans.

We have agreements with several of our employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 2005. We provided $114, $129, and $126 in 2005, 2004, and 2003 for these plans, which principally represented interest on the vested benefits. Amounts due under these plans and agreements are $1,842 as of December 31, 2005 and are

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

recorded as accrued expenses $508 and other noncurrent liabilities of $1,334 on our consolidated balance sheets; however, they remain subject to further appreciation/depreciation upon changes in value (as defined).

Other

We have life insurance policies on certain of our executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $2,515 and $2,102 as of December 31, 2005 and 2004, and offsetting loans of $1,129 and $1,141, which are included in Investments and Other Assets on the accompanying consolidated balance sheets.

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

Components of income taxes are as follows:

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	134	261	343
Deferred:
Federal	(668)	(2,736)	(14,843)
Valuation Allowance	668	2,736	14,843

Total Income Taxes	$134	$261	$343

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the loss before income taxes for the periods ended December 31, 2005, 2004, and 2003, is as follows:

	2005	2004	2003
Benefit computed at the federal statutory rate of 34%	$(1,033)	$(2,391)	$(12,988)
State and local taxes, net of federal income tax benefit	(130)	(302)	(1,639)
Change in valuation allowance and other adjustments	668	2,736	14,843
Nondeductible travel and entertainment expense	60	135	163
Nondeductible insurance premiums	(74)	(29)	(73)
Other	643	112	37

Total	$134	$261	$343

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Depreciation and amortization	$4,338	$4,685
Accruals not currently deductible for tax purposes	1,470	1,178
Consolidated net operating loss carryforward	34,976	31,542
Other	2,534	2,727

	43,318	40,132
Deferred tax liabilities:
Buyout receivable	(5,890)	(2,042)
Unamortized representation contracts	(8,069)	(9,331)
Other	(515)	(583)

Net deferred tax asset	28,844	28,176
Valuation allowance	(28,844)	(28,176)

Net deferred tax asset (liability)	$—	$—

As of December 31, 2005 and 2004, we had an accrued state income tax liability of $134 and $261 on our consolidated balance sheets. We have a tax net operating loss of $87,440 as of December 31, 2005 that expires 2018 through 2025.

7.    Long-Term Debt

Long-term debt at December 31, 2005 and 2004 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”). At December 31, 2005 and 2004, there were no advances outstanding under the $10,000 senior secured revolving credit facility, maturing in December 2007. In 2004, the senior secured revolving credit facility was to mature in September 2006, but was amended in July 2005.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At December 31, 2005, the remaining balance is $1,169.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

8.    Capital Deficit

In May 2002, we amended our certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on most matters on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,744 and 4,561 shares was paid as of May 1, 2005 and 2004, respectively.

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

During 2005 and 2004, primarily in connection with employee terminations, 353,225 and 446,428 shares of Class B common stock were converted into Class A common stock.

In connection with a consulting agreement, 33,333 shares of our Class A stock, at an average price of $0.81 per share, were issued to a consultant in the fourth quarter of 2004 and recorded as consulting expense.

9.    Related Party Transactions

Since 1997, we have had an agreement with Media Financial Services, Inc., an affiliate of one of our executives, whereby Media Financial Services provides financial and accounting services to us. The fee for these services amounted to approximately $3,500, $3,500, and $3,400 in 2005, 2004 and 2003.

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

10.    Commitments and Contingencies

At December 31, 2005, we were committed under operating leases, principally for office space, which expire at various dates through 2020. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $5,454, $5,390, and $5,679 in 2005, 2004 and 2003. The noncash portion of rent expense that relates to the effect of free rent and abatements was $157, $456, and $439 for 2005, 2004 and 2003. Also included in rent expense for 2003 is $990 related to the sublease lease loss contingency. Future minimum rental commitments under noncancellable operating leases are as follows:

2006	$4,842
2007	4,720
2008	4,262
2009	3,558
2010	2,852
Thereafter	25,470

As of December 31, 2005, the total minimum sublease rentals to be received in the future under noncancelable operating subleases were $1,876.

Representation contract buyouts payable are due over the next five years, as follows:

2006	$5,136
2007	412
2008	300
2009	200
2010	150

We have employment agreements with certain of our officers and employees for terms ranging from two to five years with annual compensation aggregating approximately $5,204. These agreements include escalation clauses (as defined) and provide for certain additional bonus and incentive compensation.

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

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at December 31, 2005 exceeded federally insured limits by approximately $5,750. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

11.    Supplemental Information

Interest expense is shown net of interest income of $41, $36, and $100 in 2005, 2004, and 2003.

Revenues from Infinity Broadcasting Corporation were approximately 28%, 28% and 29% of our total revenues in 2005, 2004 and 2003. Infinity also represented approximately 22% and 19% of our trade account receivable in 2005 and 2004.

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

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$99,000	$84,150	$99,000	$74,621

We also have a $10,000 senior secured credit facility, none of which was outstanding at December 31, 2005 and 2004.

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

At December 31, 2005, $1,705 of restructuring and severance charges remained in accrued liabilities related to the termination of four executives and 21 other employees during 2005 and 2004. These payments will continue into 2006. Our liquidity and cash flows will be impacted by these headcount reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as other material cost efficiency measures implemented in 2004.

14.    Quarterly Financial Information (Unaudited)

2005 Quarter Ended	March 31	June 30	September 30	December 31	2005 Year
Commission revenues	$17,447	$21,718	$20,135	$20,768	$80,068
Contract termination revenue	226	13,189	5,943	643	20,001

Total Revenues	17,673	34,907	26,078	21,411	100,069
Operating expenses	20,711	26,359	22,939	23,044	93,053

Operating (loss) income	$(3,038)	$8,548	$3,139	$(1,633)	$7,016

Net (loss) income applicable to common shareholders	$(5,749)	$5,891	$479	$(4,145)	$(3,524)

Basic and diluted (loss) income per share	$(0.51)	$(0.52)	$0.04	$(0.37)	$(0.31)

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

2004 Quarter Ended	March 31	June 30	Restated (A) September 30	December 31	2004 Year
Commission revenues	$16,889	$20,632	$18,556	$22,378	$78,455
Contract termination revenue	236	928	18,844	4,454	24,462

Total Revenues	17,125	21,560	37,400	26,832	102,917
Operating expenses	23,393	24,869	24,369	25,980	98,611

Operating (loss) income	$(6,268)	$(3,309)	$13,031	$852	$4,306

Net (loss) income applicable to common shareholders	$(9,204)	$(6,114)	$9,682	$(1,864)	$(7,500)

Basic and diluted (loss) income per share	$(0.90)	$(0.59)	$0.89	$(0.17)	$(0.70)

(A)	The September 2004 quarterly information has been restated to reflect the effect of the cumulative change in accounting principle, which should have been recorded in this quarter.

	Proforma (B)
2004 Quarter Ended	March 31	June 30	September 30	December 31	2004 Year
Commission revenues	$16,889	$20,632	$18,556	$22,378	$78,455
Contract termination revenue	236	928	18,844	4,454	24,462

Total Revenues	17,125	21,560	37,400	26,832	102,917
Operating expenses	23,393	24,869	24,369	25,980	98,611

Operating (loss) income	$(6,268)	$(3,309)	$13,031	$852	$4,306

Net (loss) income applicable to common shareholders	$(9,200)	$(6,081)	$10,280	$(1,864)	$(6,865)

Basic and diluted (loss) income per share	$(0.90)	$(0.58)	$0.95	$(0.17)	$(0.64)

(B)	The March and June 2004 quarterly results have been shown as proforma to reflect the application of EITF No. 03-16 retroactive to prior quarters.

Schedule II

INTEREP NATIONAL RADIO SALES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged (credited) to costs and expenses	Deductions	Balance at end of year
December 31, 2003
Allowance for Doubtful Accounts	$1,317	(204)	(305)	$808
Valuation Allowance on Deferred Tax Assets	$10,597	14,843	—	$25,440
December 31, 2004
Allowance for Doubtful Accounts	$808	70	(108)	$770
Valuation Allowance on Deferred Tax Assets	$25,440	2,736	—	$28,176
December 31, 2005
Allowance for Doubtful Accounts	$770	100	(247)	$623
Valuation Allowance on Deferred Tax Assets	$28,176	668	—	$28,844

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

March 31, 2006

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

/s/ RALPH C. GUILD Ralph C. Guild	Chief Executive Officer, Chairman of the Board and Director	March 31, 2006

/s/ GEORGE E. PINE George E. Pine	President, Chief Operating Officer and Director	March 31, 2006

/s/ MARC G. GUILD Marc G. Guild	President, Marketing Division; Director	March 31, 2006

/s/ WILLIAM J. MCENTEE, JR. William J. McEntee, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ TERENCE BATE Terence Bate	Director	March 31, 2006

/s/ HOWARD M. BRENNER Howard M. Brenner	Director	March 31, 2006

/s/ JOHN PALMER John Palmer	Director	March 31, 2006

/s/ ARNIE SEMSKY Arnie Semsky	Director	March 31, 2006

/s/ ARNOLD SHEIFFER Arnold Sheiffer	Director	March 31, 2006

SUPPLEMENTAL INFORMATION

As of the date of filing of this Report, we have not yet sent to our holders of common stock our 2005 annual report or proxy materials for our 2006 annual meeting of shareholders. We will send copies of such materials to the Securities and Exchange Commission when they are sent to our security holders.

Exhibit Index

Exhibit Number	Exhibit Description

21.1	Subsidiaries of Interep

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))