Form 10-K/A
period 2005-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2006-04-28
CIK 796735

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 24, 2006 was 7,078,168 shares of Class A Common Stock, and 4,217,708 shares of Class B Common Stock.

The registrant hereby amends Items 10, 11, 12, 13, 14 and 15 of its Annual Report on Form 10-K, filed on March 31, 2006, as follows:

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers:

Name	Position	Age
Ralph C. Guild	Chief Executive Officer and Chairman of the Board and Director	77
George E. Pine	President, Chief Operating Officer and Director	57
Marc G. Guild	President, Marketing Division, Director	55
William J. McEntee, Jr.	Senior Vice President and Chief Financial Officer	62
Terence Bate	Director	72
Howard M. Brenner	Director	72
John E. Palmer	Director	78
Arnie Semsky	Director	59
Arnold Sheiffer	Director	72

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

Terence Bate joined our Board in July 2005. He is currently the majority shareholder of Tinopolis plc, Britain’s largest independent television production company, of which he was the Chief Executive Officer until 2 years ago. Mr. Bate is also the founder and majority shareholder of Multiplus Ltd., a digital terrestrial television operation in the Mediterranean. In addition, he is Chairman of Charanga Ltd. a music tuition software company and director of a European hedge fund. In the 1970s and 1980s, Mr. Bate was a leading figure in British commercial radio, founding many major radio stations, as well as launching and owning the then largest radio sales and marketing company in England. In the 1960s, he worked in radio in both Canada and the United States. He also ran Radio Caroline, the largest of the European “pirate” radio stations.

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

Arnold Sheiffer joined our Board of Directors in April 2003. Mr. Sheiffer was the Chairman of Petry Media Corporation, an independent television rep company, from 2000 until 2004. He served as Managing Director of Sandler Capital Management, an investment firm that specializes in media and telecommunications, from 1999 to 2000. From 1998 to 2000, he was the Chairman and Chief Executive Officer of Smart Route Systems, Inc. Mr. Sheiffer joined Katz Media in 1990 as Chief Financial Officer and became Chief Operating Officer in 1992 and served in that position until 1995. He currently serves on the boards of Sun Com Corporation (NYSE), Goldentree Asset Management, James Cable and Destinta Theaters.

Leslie D. Goldberg resigned as a Director in May 2005.

Audit Committee Financial Expert

Our Board of Directors has determined that our Audit Committee, consisting of Terence Bate, Howard Brenner, John Palmer, Arnie Semsky and Arnold Sheiffer, has at least one “audit committee financial expert”. The Board determined that all of the members of the Audit Committee are independent according to the definition of “independent director” as set forth in the listing standards of the NASD, and, based upon their experience, training and education, that Messrs. Brenner, Semsky and Sheiffer qualify as audit committee financial experts.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of our common stock on Forms 3, 4 and 5, and to furnish us with copies of all such forms they file. Based on a review of the copies of such forms furnished to us, we believe that all of our greater than 10% beneficial owners filed all such forms that were required to be filed during or with respect to 2005. With respect to our officers and directors, a number of reports required to be filed during or with respect to 2005, have not yet been filed.

Item 11. EXECUTIVE COMPENSATION

Committees of the Board of Directors

Interep’s Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends the annual engagement of Interep’s auditors and the terms of that engagement and reviews the scope of the auditors’ audit and non-audit assignments, the accounting principles to be used by Interep in financial reporting, Interep’s internal financial auditing procedures, the adequacy of Interep’s internal control procedures, the independence of the auditors, the annual and quarterly financial statements and the results of the auditors’ annual audit and quarterly reviews. The Compensation Committee determines officers’ salaries and bonuses and administers Interep’s Stock Option Plan. The members of each of the Audit Committee and the Compensation Committee are Terence Bate, Howard Brenner, John Palmer, Arnie Semsky and Arnold Sheiffer. Terence Bate joined the Audit and Compensation Committees when he was elected to the Board of Directors in July 2005.

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

Executive Compensation

The following table shows compensation for services rendered in all capacities to Interep for the years ended December 31, 2005, 2004 and 2003 by the Chief Executive Officer, President and Chief Operating Officer, President, Marketing Division and Chief Financial Officer, which represent Interep’s most highly compensated executive officers as of December 31, 2005.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation						Awards		Payouts
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Other Annual Compensation ($)			Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(2)	LTIP Payouts ($)	All Other Compensation ($)(3)
Ralph C. Guild Chairman, Chief Executive Officer	2005 2004 2003	$ $ $	554,216 806,640 873,825	— — —	$ $ $	104,583 104,583 104,583	(4) (4) (4)	— — —	— — —	— — —	$ $ $	138,675 140,252 23,841

George E. Pine President and Chief Operating Officer	2005 2004 2003	$ $ $	395,414 442,643 425,959	— — —		— — —		— — —	— — —	— — —	$ $ $	25,803 24,853 23,841

Marc G. Guild President, Marketing Division	2005 2004 2003	$ $ $	305,197 323,647 342,159	— — —		— — —		— — —	— — —	— — —	$ $ $	24,395 23,699 23,841

William J. McEntee Senior Vice President and Chief Financial Officer (5)	2005 2004 2003	$ $ $	166,190 175,060 182,159	— — —		— — —		— — —	— — —	— — —	$ $ $	18,010 18,840 21,441

(1)	Included in 2004 salary for each of Ralph Guild and Mr. Pine is $100,000, which was deferred and not paid, but was accrued by the Company.
(2)	The Company did not award any stock appreciation rights (“SARs”) during its 2005, 2004 or 2003 fiscal years.
(3)	Includes amounts contributed by Interep on behalf of Messrs. Ralph Guild, Pine, Marc Guild and McEntee to the Stock Growth Plan of $18,810, $18,803, $18,803 and $13,810 for 2005; $18,360, $18,353, $18,353 and $14,940 for 2004; and $17,841 per person for 2003. Also includes amounts contributed by Interep on behalf of such persons to Interep’s 401(k) Plan of $7,000, $7,000, $5,592 and $4,200 for 2005; $6,500, $6,500, $5,346 and $3,900 for 2004; and $6,000, $6,000, $6,000 and $3,600 for 2003. Also includes $112,865 and $115,392 in 2005 and 2004 for life insurance premiums paid on behalf of Ralph Guild.
(4)	Represents payments under a supplemental income agreement. See “Employment Contracts,” below.
(5)	Mr. McEntee serves in such capacities pursuant to a Services Agreement between Interep and Media Financial Services, Inc. See Item 13.

Option Grants in Last Fiscal Year

The table below sets forth information about all stock options granted to executive officers during 2005. The hypothetical value of the options as of their date of grant has been calculated using the Black-Scholes option pricing model, as permitted by SEC rules, based upon a set of assumptions set forth in the footnote to the table. It should be noted that this model is only one method of valuing options, and the Company’s use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

OPTION GRANTS DURING FISCAL 2005

Name	Number of Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Hypothetical Value at Grant Date(2)
Ralph C. Guild	15,000	5.5%	$0.46	3/29/2015	$5,046
William J. McEntee	15,000	5.5%	$0.46	3/29/2015	$5,046
Ralph C. Guild	200,000	72.7%	$0.51	4/27/2015	$65,940

(1)	The Compensation Committee administers the Company’s stock option and incentive plans and has general authority to accelerate, extend or otherwise modify benefits under option grants in certain circumstances within overall plan limits.
(2)	The estimated present value at grant date of options granted during fiscal year 2005 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: estimated time until exercise of six years; a risk-free interest rate of 3.25%; a volatility rate of 94%; and a dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The 15,000 option grants vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to acceleration in certain circumstances. The 200,000 option grant was fully vested at the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, as to each person who was an executive officer as of December 31, 2005, the status of their options at the end of fiscal 2005.

Name and Principal Position(1)	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Options/SARs at Fiscal Year End (#)		In-the-Money Options/SARs at Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph C. Guild Chairman and Chief Executive Officer	—	—	2,257,879	15,000	—	—
George E. Pine President and Chief Operating Officer	—	—	93,906	13,334	—	—
Marc G. Guild President, Marketing Division	—	—	353,440	—	—	—
William J. McEntee Vice President and Chief Financial Officer	—	—	457,920	15,000	—	—

(1)	See Notes 6,7,8 and 9 to the Beneficial Ownership Table in Item 12, below, for additional information regarding the options held by these individuals.

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

As amended in June 2005, the agreement provides for an annual salary of $500,000 (voluntarily reduced by Mr. Guild from the original $925,000 per year) through December 31, 2007, plus any bonus, incentive or other types of additional compensation which the Compensation Committee of our Board determines to pay. Mr. Guild had previously voluntarily reduced his salary to $825,000 per year in September 2003 and, in January 2004, he also deferred an additional $100,000 of compensation, which has been accrued by the Company.

Mr. Guild’s salary will be restored to the original $925,000 per year on January 1, 2008 until the date of termination of his employment agreement. In addition, if a change in control (as defined in Mr. Guild’s employment agreement) occurs, his base salary would be restored to the original level. Further, if Mr. Guild’s employment with us is terminated by him for cause (as defined in his employment agreement), by reason of his death or permanent disability or, after a change in control, by us for cause (as defined in the agreement), his salary will be deemed to be $925,000 for determining his severance compensation under the agreement and we will pay Mr. Guild an amount equal to the aggregate of all of the salary reductions to which he has agreed.

In June 2005, we agreed with Mr. Guild that the annual incentive bonus provisions of his employment agreement would be revised on a basis to be determined subsequently by the Compensation Committee and Mr. Guild. As revised, his employment agreement provided that Mr. Guild would be entitled to incentive compensation for 2005 only if the Company’s Adjusted EBITDA (that is, earnings before interest, taxes, depreciation and amortization, less contract termination revenues and excluding any expenses incurred by us in connection with any contract terminations) exceeded $15,000,000. The Company’s adjusted EBITDA for 2005 did not exceed this level and, accordingly, Mr. Guild received no incentive compensation for 2005. Threshold Adjusted EBITDA levels for 2006 and 2007 will be subsequently determined by the Compensation Committee and Mr. Guild.

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

Marc Guild is employed as our President, Marketing Division under an employment agreement. The term of this agreement runs through March 31, 2011, and is automatically extended for an additional year each April 1 unless either we or Marc Guild notifies the other on or before March 1 of the same year of our or his election not to extend the agreement. Under the agreement, Marc Guild receives a base annual salary of $360,000 and a minimum incentive amount of $90,000 per year, which is payable by us only if we achieve certain financial or other goals set at the beginning of each year. The agreement also provides that if his employment is terminated because of his permanent disability, Marc Guild is entitled to payments equal to 75% of his then current salary plus 75% of his then current incentive bonus, less any income disability benefits that he may receive or to which he may be entitled, for the duration of the term of the agreement. If his employment is terminated because of his death or by Marc Guild for cause, he is entitled to his then current salary, plus 75% of his then current incentive bonus, and in addition, if he terminated his employment for cause, he is entitled to payment of the consulting fees that would have been payable if his employment had not been terminated. If we elect not to extend the term of the agreement, we are required to retain Marc Guild as a consultant for an additional two years at a fee equal to his base salary in effect at such time.

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

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2005, the Compensation Committee of the Board of Directors determined executive officer compensation. The members of the Compensation Committee during 2005 were Terence Bate, Howard Brenner, John Palmer, Arnie Semsky and Arnold Sheiffer. Terence Bate joined the Compensation Committee when he was elected to the Board of Director in July 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our common stock held on April 24, 2006 by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

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

As of April 24, 2006, there were outstanding 7,078,168 shares of Class A common stock, which are publicly traded, and 4,217,708 shares of Class B common stock and 123,342 shares of Series A convertible preferred stock, neither of which are publicly traded. Only qualified holders, that is, members of our Board of Directors, our active employees, the controlled affiliates, spouses, estates or personal representatives of directors and employees, and our employee benefit plans, including the Stock Growth Plan, may hold Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder or automatically under certain circumstances. Each share of the Class B common stock is entitled to 10 votes per share in all matters presented to the shareholders, except for certain amendments to the Restated Certificate of Incorporation, certain “going private” transactions and as otherwise required by applicable law. The shares of Class A common stock are entitled to one vote per share on all matters. The shares of Series A preferred stock vote on an “as-converted” basis with the Class A and Class B common stock, and a share of Series A preferred stock currently converts into 25 shares of Class A common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership				Percent of Total Voting Power
	Number		Percent
	Class A	Class B	Class A	Class B
5% Beneficial Owners
Interep National Radio Sales, Inc. Stock Growth Plan and Trust(1)	561,890	3,634,822	7.9%	86.2%	70.5%
c/o Interep National Radio Sales, Inc. 100 Park Avenue New York, New York 10017
Gabelli Group Capital Partners, Inc. (2)	1,924,879	—	21.9%	*	3.7%
Gabelli Funds, LLC Gabelli Advisers, Inc. GAMCO Investors, Inc. MJG Associates, Inc. Gabelli Securities, Inc. Mr. Mario J. Gabelli One Corporate Center Rye, New York 10580-1435
Silver Point Capital L.P. (3)	2,197,775	—	25.0%	*	4.2%
Two Greenwich Plaza 1st floor Greenwich, Connecticut 06830
Mr. Peter S. Lynch (4)	564,000	—	8.0%	*	1.1%
82 Devonshire Street, S8A Boston, Massachusetts 02109

Officers & Directors
Ralph C. Guild (1)(5)(6)	206,168	2,789,465	2.9%	43.0%	37.5%
George E. Pine (1)(7)	33,010	279,246	*	6.5%	5.3%
Marc G. Guild (1)(5)(8)	6,398	485,744	*	10.6%	8.7%
William J. McEntee, Jr. (1)(9)	12,426	482,486	*	10.3%	8.5%
Terence Bate	—	—	*	*	*
Howard M. Brenner (10)	500	10,000	*	*	*
John E. Palmer (11)	—	5,000	*	*	*
Arnie Semsky (11)	—	5,000	*	*	*
Arnold Sheiffer (12)	30,000	5,000	*	*	*

All Directors and Executive Officers as a Group (9 Persons) (1)(6)(7)(8)(9)(10)(11)(12)	288,502	4,061,941	4.1%	50.1%	48.4%

*	Less than 1%
(1)	The shares shown in this table as being owned beneficially by Messrs. Ralph Guild, Marc Guild, Pine and McEntee and by all directors and executive officers as a group include shares owned by the Stock Growth Plan and allocated to plan accounts maintained for such persons. As of April 24, 2006, the combined number of shares allocated by such plans to such persons was as follows: Ralph Guild, 278,042 shares; Marc Guild, 86,304 shares; George Pine, 125,874 shares; William J. McEntee, Jr., 25,992 shares, and all directors and executive officers as a group, 516,212 shares. Stock Growth Plan participants have the right to direct the votes of the shares allocated to them with respect to certain significant matters submitted to a vote of stockholders, although the trustees of the Stock Growth Plan have the authority to vote all shares held by such plans in their discretion with regard to all other matters, including the election of directors. Ralph Guild, Leslie Goldberg and Marc Guild are the trustees of the Stock Growth Plan. Each of the trustees disclaims beneficial ownership of the shares held by the Stock Growth Plan other than the shares allocated to such trustee’s account, if any.

(2)	Reflects shares beneficially owned as of February 14, 2006 according to an amended statement on Schedule 13D, filed on behalf of the listed entities. Includes 1,717,679 shares of Class A common stock issuable on conversion of 56,207 shares of Series A convertible preferred stock and on exercise of currently exercisable warrants to acquire 312,500 shares of Class A common stock.
(3)	Reflects shares beneficially owned as of August 8, 2005, according to a statement on Schedule 13D, filed on behalf of the listed entities. Includes 1,710,175 shares of Class A common stock issuable on conversion of 55,907 shares of Series A convertible preferred stock and on exercise of currently exercisable warrants to acquire 312,500 shares of Class A common stock.
(4)	Reflects shares beneficially owned as of February 17, 2004, according to an amended statement on Schedule 13G, filed on behalf of Mr. Peter S. Lynch.
(5)	Ralph Guild and Marc Guild are father and son, and each disclaims beneficial ownership of the other’s holdings.
(6)	Includes currently exercisable options granted to Ralph Guild in (a) June 1997 to purchase 626,880 shares at an exercise price of $0.69 per share, (b) July 1998 to purchase 1,253,759 shares at an exercise price of $0.69 per share, (c) December 1998 to purchase 52,240 shares at an exercise price of $0.69 per share, (d) April 2000 to purchase 125,000 shares at an exercise price of $0.69 per share, (e) April 2005 to purchase 200,000 shares at an exercise price of $0.51 per share and (f) March 2005 to acquire 5,000 shares at an exercise price of $0.46 per share. The options referred to in clauses (a), (b), (c) and (d) expire in December 2015, the options referred to in clause (e) expire in April 2015 and the options referred to in clause (f) expire in March 2015. Excludes options granted in March 2005 to acquire 10,000 shares at an exercise price of $0.46 per share, which options are not currently exercisable. Mr. Guild transferred the options granted to him in April 2000 to a limited partnership for the benefit of his children, of which he is the sole general partner.
(7)	Includes currently exercisable options granted to Mr. Pine in (a) December 1998 to purchase 52,240 shares at an exercise price of $4.20 per share, (b) April 2000 to purchase 15,000 shares at an exercise price of $2.81 per share and (c) March 2003 to purchase 40,000 shares at $1.73 per share. These options expire in December 2008, April 2010, March 2013 and March 2013, respectively.
(8)	Includes currently exercisable options granted to Marc Guild in (a) June 1997 to purchase 104,480 shares at an exercise price of $3.80 per share, (b) July 1998 to purchase 208,960 shares at an exercise price of $4.02 per share and (c) April 2000 to purchase 40,000 shares at an exercise price of $2.81 per share. These options expire in June 2007, July 2008 and April 2010, respectively.
(9)	Includes currently exercisable options granted to Mr. McEntee in (a) June 1997 to purchase 104,480 shares of Class B common stock at an exercise price of $3.80 per share, (b) July 1998 to purchase 313,440 shares at an exercise price of $4.02 per share, (c) April 2000 to purchase 40,000 shares at an exercise price of $2.81 per share and (d) March 2005 to acquire 5,000 shares at an exercise price of $0.46 per share. Such options will expire in June 2007, July 2008, April 2010 and March 2015, respectively. Excludes options granted in March 2005 to acquire 10,000 shares at an exercise price of $0.46 per share.
(10)	Includes currently exercisable options granted to Mr. Brenner in (a) April 2000 to purchase 5,000 shares of Class B common stock at an exercise price of $2.81 per share and (b) March 2005 to acquire 5,000 shares at an exercise price of $0.46 per share. Such options will expire in April 2010 and March 2015, respectively. Excludes options granted in March 2005 to acquire 10,000 shares at an exercise price of $0.46 per share.
(11)	Includes currently exercisable options granted to each of Messrs. Palmer and Semsky in July 2002 to purchase 5,000 shares of Class B common stock at an exercise price of $3.32 per share. The options will expire in July 2012.
(12)	Includes currently exercisable options granted to Mr. Sheiffer in March 2005 to acquire 5,000 shares at an exercise price of $0.46 per share. These options will expire in March 2015. Excludes options granted in March 2005 to acquire 10,000 shares at an exercise price of $0.46 per share.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained Media Financial Services, Inc. (“Media”), which is wholly-owned by our Senior Vice President and Chief Financial Officer William J. McEntee, Jr., to provide financial and accounting services for us and our subsidiaries. These services include the preparation of financial statements, the preparation and filing of all required federal, state and local tax returns and all billing, accounts receivable, accounts payable and collections functions. The term of the agreement runs through May 31, 2010, the evergreen renewal provisions of this agreement having been terminated in April 2005. We paid Media a fee of approximately $3.5 million in 2005 for its services. The annual fees for Media’s services over the following five years of the agreement increase five percent annually from approximately $3.6 million to approximately $4.2 million, which includes a fee reduction of approximately $0.4 million per year until the end of the agreement. Under the services agreement, Mr. McEntee is in charge of all services rendered by Media to Interep and also serves as our Senior Vice President and Chief Financial Officer for an annual salary of $200,000, plus an incentive bonus of 25% of his then current salary if annual performance goals are achieved. The agreement with Media provides that if there is a change in control of Interep, both we and Media will have the right to terminate the agreement. Upon such termination, we will pay Media a lump sum equal to 50% of the aggregate amount that would otherwise be payable to Media and Mr. McEntee pursuant to the agreement through the then established end of the agreement’s term, plus any amounts payable by Media to its landlord for its principal offices in order to obtain the early termination of its lease. This agreement also provides that, should Mr. McEntee die or become permanently disabled, Media would continue to provide its financial and accounting services under the Agreement, but Interep would have the right to appoint a new Chief Financial Officer from within Media or from the outside, in its sole discretion.

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

We lease an apartment in New York City from a partnership of which Marc Guild, Adam Guild, their siblings and their children are limited partners and of which Marc Guild, Adam Guild and their siblings are shareholders in the corporate general partners. The apartment is for the use of visiting Interep employees, including Ralph Guild, when they are working in the New York office. The lease expires on January 31, 2009, and provides for annual rent of $120,000, subject to increase for up to 50% of any increases in applicable real estate taxes and common charges. We believe the terms of this lease arrangement are at least comparable to, if not more favorable to us, than the terms which would have been obtained in transactions with unrelated parties. We intend to continue this or other arrangements in the future as long as we believe each transaction is more beneficial to us than using an unrelated provider. Adam Guild and Phillip Brown, who are Ralph Guild’s son and son-in-law, respectively, are also employees.

We paid Leslie Goldberg $200,000 in consulting fees in 2005 for various consulting services rendered by him, including assistance with regard to new station rep contracts.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by BDO Seidman LLP and Ernst &Young LLP for fiscal years ended December 31, 2005 and 2004.

Type of Service	2005	2004
Audit fees – BDO Seidman LLP (a)	$220,000	$160,000
Audit fees – Ernst & Young LLP (b)	10,000	52,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$230,000	$212,000

(a)	Audit fees for BDO Seidman LLP consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal years 2005 and 2004, review of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year 2005 and the quarter ended September 30, 2004 and assistance with other accounting issues.
(b)	Audit fees for Ernst & Young LLP consist of fees billed for professional services rendered for reviews of the financial statements included in our quarterly reports on Form 10-Q for March and June 2004 and assistance with other accounting issues.

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

PART III

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Documents Filed as Part of this Report

Exhibits. The following Exhibits are filed as part of this Report:

Exhibit No.	Description
3.1(5)	Restated Certificate of Incorporation of Interep

3.2(8)	Certificate of Amendment of the Restated Certificate of Incorporation

3.3(5)	By-Laws of Interep

Exhibit No.	Description
3.4(13)	Certificate of Correction

4.1(1)	A/B Exchange Registration Rights Agreement, dated July 2, 1998, among Interep, the Guarantors, BancBoston Securities Inc., Loenbaum & Company Incorporated and SPP Hambro & Co., LLC

4.2(1)	Indenture, dated July 2, 1998, between Interep, the Guarantors and Summit Bank

4.3(1)	Form of 10% Senior Subordinated Note (Included in Exhibit 4.2)

4.4(3)	Supplemental Indenture, dated as of March 22, 1999, among American Radio Sales, Inc., Interep, the Guarantors and Summit Bank as Trustee

4.5(6)	Form of Registration Rights Agreement among the Interep Employee Stock Ownership Plan, the Interep Stock Growth Plan and Interep

4.6(8)	Form of Warrant used in connection with issuance of Series A preferred stock and warrants

4.7(10)	Warrant to purchase 225,000 shares of Class A Common Stock of Interep, dated as of November 7, 2002

10.1(1)	Agreement of Lease, dated December 31, 1992, between The Prudential Insurance Company of America and Interep

10.2(2)	Lease, dated January 1, 1990, between Ralph C. Guild, doing business as The Tuxedo Park Executive Conference Center and Interep, as amended by Amendment of Lease, dated December 3, 1998, between Ralph Guild 1990 Trust No. 1 (successor in interest to The Tuxedo Park Executive Conference Center) and Interep

10.3(1)*	Agreement, dated June 29, 1998, between Interep and Ralph C. Guild

10.4(7)*	Amended and Restated Services Agreement, dated as of January 2, 2001, between Interep and Media Financial Services, Inc.

10.5(3)*	Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between Interep and Ralph C. Guild

10.6(7)*	Amended and Restated Employment Agreement, dated as of April 1, 2000, between Interep and Marc G. Guild

10.7(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988

10.8(1)*	Amendment and Extension of Option, dated January 1, 1991, between Interep and Ralph C. Guild

10.9(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991

10.10(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995

10.11(1)*	Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991

10.12(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997

10.13(1)*	Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997

10.14(1)*	Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997

10.15(1)*	Supplemental Income Agreement, dated December 31, 1986, between Interep and Ralph C. Guild

10.16(1)*	Agreement, dated June 18, 1993, between Interep and Ralph C. Guild

10.17(2)*	Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998

10.18(2)*	Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998

10.19(2)*	Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998

10.20(3)*	Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.

10.21(3)*	Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998

10.22(7)*	Non-Qualified Stock Option Granted to Ralph C. Guild on April 25, 2000

10.23(7)*	Non-Qualified Stock Option Granted to Marc G. Guild on April 25, 2000

10.24(7)*	Non-Qualified Stock Option Granted to William J. McEntee on April 25, 2000

10.25(4)*	Form of Indemnification Agreement for directors and officers

10.26(5)*	1999 Stock Incentive Plan

10.27(6)*	Form of Stock Option Agreement

10.28(5)	Lease Agreement, dated as of June 30, 1999 between Bronxville Family Partnership, L.P. and Interep

10.29(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild

10.30(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild

10.31(5)*	Agreement, dated as of November 30, 1999 between Interep and Marc G. Guild

10.32(10)	Credit Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries, Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC

10.33(8)	Form of Stock Purchase Agreement used in connection with issuance of Series A preferred stock and warrants

10.34(8)	Form of Registration Rights Agreement used in connection with issuance of Series A preferred stock and warrants

Exhibit No.	Description
10.35(10)	Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC

10.36(10)	Guarantee of certain subsidiaries of Interep in favor of Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC

10.37(10)	Senior Secured Note of Interep payable to Upper Columbia Capital Company, L.L.C., dated as of November 7, 2002

10.38(10)	Trademark Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC

10.39(10)	Pledge Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC

10.40(11)	Agreement, dated as of March 19, 2003, between Interep and George E. Pine

10.41(12)	Loan and Security Agreement, dated as of September 25, 2003, among Interep, each of the entities listed as a guarantor on the signature pages thereto and Commerce Bank, N.A.

10.42(12)	Revolving Note, dated September 25, 2003, payable to the order of Commerce Bank, N.A.

10.43(12)	Guaranty, dated September 25, 2003, granted by the entities listed therein as guarantors in favor of Commerce Bank, N.A.

10.44(12)	Pledge Agreement, dated September 25, 2003, among Interep, the other entities listed therein as pledgors and Commerce Bank, N.A.

10.45(13)	Trademark Security Agreement, dated September 25, 2003, between Interep and Commerce Bank, N.A.

10.46(15)	Amendment, dated as of June 20, 2005, to the Fifth Amended and Restated Employment Agreement, between Interep and Ralph C. Guild

10.47(16)	First Amendment, dated as of July 21, 2005 to the Loan and Security Agreement, dated as of September 25, 2003, among Commerce Bank, N.A., Interep National Radio Sales, Inc. and its subsidiaries named therein.

14(14)	Code of Ethics for Senior Management

16.1(9)	Letter, dated June 20, 2002 from Arthur Andersen LLP to the Securities and Exchange Commission

21.1	Subsidiaries of Interep (filed herewith)

23.1(17)	Consent of BDO Seidman, LLP

23.2(17)	Consent of Ernst & Young LLP

31.1(17)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2(17)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1(17)	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))**

32.2(17)	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))**

*	Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.
**	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to Interep’s registration statement on Form S-4 (Registration No. 333-60575), filed with the Commission on August 4, 1998.
(2)	Incorporated by reference to Interep’s registration statement on Form S-4/A-2 (Registration No. 333-60575), filed with the Commission on January 26, 1999.
(3)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999 (File No. 000-28395).
(4)	Incorporated by reference to Interep’s registration statement on Form S-1 (Registration No. 333-88265), filed with the Commission on October 10, 1999.
(5)	Incorporated by reference to Interep’s registration statement on Form S-1/A-1 (Registration No. 333-88265), filed with the Commission on November 8, 1999.
(6)	Incorporated by reference to Interep’s registration statement on Form S-1/A-4 (Registration No. 333-88265), filed with the Commission on December 8, 1999.
(7)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001 (File No. 000-28395).
(8)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-28395).
(9)	Incorporated by reference to Interep’s Current Report on Form 8-K date June 20, 2002, filed with the Commission on June 26, 2002 (File No. 000-28395).

(10)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2002, filed with the Commission on November 13, 2002 (File No. 000-28395).
(11)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed with the Commission on April 1, 2003 (File No. 000-28395).
(12)	Incorporated by reference to Interep’s Current Report on Form 8-K dated September 25, 2003, filed with the Commission on September 30, 2003 (File No. 000-28395).
(13)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2004, filed with the Commission on August 13, 2004 (File No. 000-28395).
(14)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed with the Commission on March 29, 2004 (File No. 000-28395).
(15)	Incorporated by reference to Interep’s Current Report on Form 8-K dated June 20, 2005, filed with the Commission on June 22, 2005 (File No. 000-28395).
(16)	Incorporated by reference to Interep’s Current Report on Form 8-K dated July 21, 2005, filed with the Commission on July 27, 2005 (File No. 000-28395).
(17)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006 (File No. 000-28395).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 28, 2006

INTEREP NATIONAL RADIO SALES, INC.

By:	/S/ RALPH C. GUILD
Ralph C. Guild Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RALPH C. GUILD Ralph C. Guild	Chief Executive Officer, Chairman of the Board and Director	April 28, 2006

* Marc G. Guild	President, Marketing Division; Director	April 28, 2006

* George E. Pine	President and Chief Operating Officer; Director	April 28, 2006

* William J. McEntee, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2006

* Terence Bate	Director	April 28, 2006

* Howard M. Brenner	Director	April 28, 2006

* John E. Palmer	Director	April 28, 2006

* Arnie Semsky	Director	April 28, 2006

* Arnold Sheiffer	Director	April 28, 2006

*By:	/s/ RALPH C. GUILD Ralph C. Guild Attorney In Fact

Exhibit Index

Exhibit No,.	Description
21.1	Subsidiaries of Interep