Form 10-Q
period 2006-03-31
INTEREP NATIONAL RADIO SALES INC
filed 2006-05-15
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on May 9, 2006, was 7,112,606 shares of Class A Common Stock, and 4,183,270 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,257	$6,928
Receivables, less allowance for doubtful accounts of $588 and $623	16,511	20,905
Representation contract buyouts receivable	10,550	12,054
Current portion of deferred representation contract costs	10,140	11,082
Prepaid expenses and other current assets	1,898	1,616

Total current assets	43,356	52,585

Fixed assets, net	3,137	3,594
Deferred representation contract costs	19,849	21,799
Representation contract buyouts receivable	2,994	5,123
Investments and other assets	5,828	5,858

	$75,164	$88,959

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$15,972	$19,287
Accrued interest	2,476	4,950
Representation contract buyouts payable	4,543	5,135
Accrued employee-related liabilities	2,668	4,358

Total current liabilities	25,659	33,730
Long-term debt	102,113	99,000
Representation contract buyouts payable	915	1,063
Other noncurrent liabilities	4,130	3,644

Total liabilities	132,817	137,437

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 123,342 shares issued and outstanding at March 31, 2006 and December 31, 2005) (aggregate liquidation preference—$12,334)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 7,078,168 and 7,022,446 shares issued and outstanding at March 31, 2006 and December 31, 2005	71	70
Class B common stock, $0.01 par value—10,000,000 shares authorized, 4,217,708 and 4,273,430 shares issued and outstanding at March 31, 2006 and December 31, 2005, convertible into Class A common stock	42	43
Additional paid-in-capital	52,407	52,512
Accumulated deficit	(110,174)	(101,104)

Total capital deficit	(57,653)	(48,478)

	$75,164	$88,959

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Commission revenues	$15,135	$17,447
Contract termination revenue	110	226

Total revenues	15,245	17,673

Operating expenses:
Selling expenses	15,456	13,922
General and administrative expenses	2,782	2,812
Depreciation and amortization expense	3,547	3,977

Total operating expenses	21,785	20,711

Operating loss	(6,540)	(3,038)
Net undistributed earnings of equity investee	(93)	(77)
Interest expense, net	2,541	2,565

Loss before income taxes	(8,988)	(5,526)
Income taxes	82	104

Net loss	(9,070)	(5,630)
Preferred stock dividend	123	119

Net loss applicable to common shareholders	$(9,193)	$(5,749)

Basic and diluted loss per share applicable to common shareholders	$(0.81)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,070)	$(5,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,547	3,977
Amortization of renewal payments	57	52
Net undistributed earnings of equity investee	(93)	(77)
Non-cash compensation expense	18	—
Changes in assets and liabilities:
Receivables	4,394	5,419
Representation contract buyouts receivable	3,633	461
Prepaid expenses and other current assets	(282)	(81)
Other noncurrent assets	(61)	3
Accounts payable and accrued expenses	(3,438)	(1,739)
Accrued interest	(2,474)	(2,472)
Accrued employee-related liabilities	(1,690)	(1,178)
Other noncurrent liabilities	486	(195)

Net cash used in operating activities	(4,973)	(1,460)

Cash flows from investing activities:
Additions to fixed assets	(63)	(202)

Net cash used in investing activities	(63)	(202)

Cash flows from financing activities:
Station representation contract payments	(748)	(900)
Gross borrowings on credit facility	7,549	8,000
Gross repayments on credit facility	(4,436)	(6,000)

Net cash provided by financing activities	2,365	1,100

Net decrease in cash and cash equivalents	(2,671)	(562)
Cash and cash equivalents, beginning of period	6,928	4,937

Cash and cash equivalents, end of period	$4,257	$4,375

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,956	$4,954
Income taxes	82	104
Non-cash investing and financing activities:
Station representation contracts acquired	$8	$154
Preferred stock dividend	123	119

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

The consolidated financial statements as of March 31, 2006 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2005, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

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

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain television stations and internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations and television stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired radio network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months ended March 31, 2006 and 2005 each had 13 weeks, though some broadcast calendar quarters, such as the fourth quarter of 2006 will have 14 weeks.

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

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 11,295,876 for both the three months ended March 31, 2006 and 2005. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the three months ended March 31, 2006 and 2005, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 4,210,785 and 5,140,217 at March 31, 2006 and 2005.

Restructuring and Severance Charges

In 2005, we continued to offer an early retirement program, which was accepted by 18 people, including one executive, to reduce compensation costs on a going forward basis. We accrued $991 in the first quarter of 2006 for the 8 terminations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. At December 31, 2005, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $1,705. We paid approximately $842 and $394 of termination benefits during the three months ended March 31, 2006 and 2005, and accreted approximately $35 and $40 of interest expense. As of March 31, 2006, the remaining accrual was $1,889, of which $1,454 is included in accrued employee related liabilities and $435 is included in other noncurrent liabilities.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. As described in Note 1 of the December 31, 2005 Consolidated Financial Report, SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, we have recorded compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption (using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes). Since we have chosen the modified prospective application transition method, the financial statements for the prior interim period have not been restated.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of compensation expense reflected in its financial statements as a cash inflow from financing activities in its statement of cash flows rather than as an operating cash flow as in prior periods.

Prior to January 1, 2006 as permitted under generally accepted accounting principles, we accounted for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of SFAS No. 123, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the quarter ended March 31, 2005 in respect of stock options granted during that period. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

March 31, 2005
Net loss applicable to common shareholders, as reported	$(5,749)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(193)

Pro forma net loss	$(5,942)

Loss per share:
Basic and diluted—as reported	$(0.51)
Basic and diluted—pro forma	$(0.53)

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions: risk free interest rate of 3.25% for the quarter ended March 31, 2005; expected volatility factors of 108% for quarter ended March 31, 2005; expected dividend yield of 0% for the quarter ended March 31, 2005; and estimated option lives of 5 years for the quarter ended March 31, 2005. No options were issued in the quarter ended March 31, 2005.

Consistent with prior years, the fair value of each stock option granted during the three months ended March 31, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 262%, expected dividend yield of 0%, expected term of 5 years and a risk-free interest rate of 3.25%. The expected volatility is based on our consideration of the historical volatility of our stock based on our historical stock prices. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

A summary of stock option activity as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	4,508,885	$2.00	—	—
Granted	20,000	0.36	—	—
Exercised	—	—	—	—
Cancelled	(318,100)	1.86	—	—

Options Outstanding at March 31, 2006	4,210,785	$2.00	6.7	—

Exercisable at March 31, 2006	4,155,783	$2.02	6.7	—

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $0.31.

As of March 31, 2006, we had $51 of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.3 years.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This standard is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the impact of this standard, but would not expect SFAS No. 155 to have a material impact on our consolidated results of operations or financial condition.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

2. Stock-Based Employee Compensation

On January 2, 2006, we granted 20,000 options to an executive at an exercise price of $0.36, which was the fair market value at the date of grant. These options were fully vested on the date of grant. The weighted averaged fair value for options was estimated at the dates of grant using the Black-Scholes option-pricing model to be $0.31 for the quarter ended March 31, 2006, with the following weighted average assumptions: risk free interest rate of 3.25% for the quarter ended March 31, 2006; expected volatility factors of 262% for the quarter ended March 31, 2006, which is based upon historical volatility; expected dividend yield of 0% for the quarter ended March 31, 2006; and estimated option lives of 5 years for the quarter ended March 31, 2006. See Note 1 above for additional information on Stock-based employee compensation.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

3. Capital Deficit

In May 2002, we amended our restated certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on most matters on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire at various times in 2007. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,744 was paid as of May 1, 2005.

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

4. Long-Term Debt

Long-term debt at March 31, 2006 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $3,113 of the $10,000 senior secured revolving credit facility, as described below.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At March 31, 2006, the remaining balance is $1,052.

In September 2003, we entered into a $10,000 senior secured revolving credit facility with Commerce Bank, N.A.. In July 2005 we amended our revolving credit facility in certain respects (the “Amendment”). The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility had an initial term of three years, which was extended by 15 months pursuant to the Amendment. The credit facility is secured by a first priority lien on all of our and our

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share information)

subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” was defined in the Loan and Security Agreement, prior to the Amendment as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by the Company and any of its subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200,000 of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility.

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

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at March 31, 2006 exceeded federally insured limits by approximately $3,150. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

6. Subsequent Events

On April 21, 2006, we sold our investment in Burst Media in conjunction with its initial public offering. We realized net proceeds of approximately $8,200 on the sale. The carrying value of the investment at the time of sale was approximately $2,000.

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

In November 2005, we entered into the television representation business by organizing Azteca America Spot Television Sales, Inc. (“Azteca Television Sales”), a dedicated television representation company for the Azteca America network. As with radio representation, we sell advertising on behalf of our television clients.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Commission revenues. Commission revenues for the first quarter of 2006 decreased to $15.1 million from $17.4 million for the first quarter of 2005, or approximately 13.3%. The majority of this $2.3 million decrease can be attributed to the termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts in 2005.

Contract termination revenue. Contract termination revenue of $0.1 million for the first quarter of 2006 decreased $0.1 million, or 51.3%, from $0.2 million in the comparable period of 2005.

Selling expenses. Selling expenses for the first quarter of 2006 increased to $15.4 million from $13.9 million in the first quarter of 2005. The $1.5 million, or 11.0%, increase was, in large part, attributable to severance for programs implemented in 2006 and the costs related to starting up Azteca Television Sales, which began at the end of the fourth quarter 2005.

General and administrative expenses. General and administrative expenses of $2.8 million for the first quarter of 2006 were essentially the same as in the comparable period of 2005.

Operating (loss) income before depreciation and amortization. For the first three months of 2006, we had an operating loss before depreciation and amortization of $3.0 million as compared to operating income before depreciation and amortization of $0.9 million for the comparable period of 2005, a decrease of $3.9 million, for the reasons discussed above. Operating (loss) income before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Reconciliation of net loss to operating income (loss) before depreciation and amortization

	March 31, 2006	March 31, 2005
	(dollars in thousands)
Net loss	$(9,070)	$(5,630)
Add back:
Depreciation and amortization	3,547	3,977
Tax provision	82	104
Net undistributed income of equity investee	(93)	(77)
Interest expense, net	2,541	2,565

Operating (loss) income before depreciation and amortization	$(2,993)	$939

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.5 million, or 10.8%, during the first quarter of 2006, to $3.5 million from $4.0 million in the first quarter of 2005. This decrease was primarily the result of lower contract acquisition cost amortization.

Operating loss. Operating loss increased by $3.5 million, or 115.3%, for the first quarter of 2006 to $6.5 million, as compared to $3.0 million for the first quarter of 2005, for the reasons discussed above.

Interest expense, net. Interest expense, net, of $2.5 million in the first quarter 2006 was essentially the same as in the comparable period of 2005.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first quarter of 2006 of $0.1 million was essentially the same as in the comparable 2005 period.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the first quarter of 2006 and 2005. All dividends are paid in additional shares of preferred stock and not in cash.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders increased $3.5 million, or 60.0%, to $9.2 million for the first quarter of 2006, from $5.7 million for the first quarter of 2005, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and financing transactions. At March 31, 2006, we had cash and cash equivalents of $4.3 million and working capital of $17.7 million and availability under our credit facility of $6.9 million.

Net cash used in operating activities during the first quarter of 2006 was $5.0 million as compared to $1.5 million during the first quarter of 2005. This fluctuation was primarily attributable to working capital components, including decreases in representation contracts receivable of $3.6 million and accounts payable and accrued expenses of $3.4 million.

Net cash used in investing activities was attributable to capital expenditures. Net cash used in investing activities during the first quarter of 2006 and 2005 was $0.1 million and $0.2 million. The payments made in 2005 included $0.1 million, which was capitalized in 2003.

Net cash provided by financing activities was $2.4 million during the first quarter of 2006 and consisted of $3.1 million of net borrowings under our credit facility, partially offset by $0.7 million of representation contract acquisition payments. Cash provided by financing activities was $1.1 million during the first quarter of 2005 and consisted of $2.0 million of net borrowings under our credit facility, partially offset by $0.9 million of representation contract acquisition payments.

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

Our 10% Senior Subordinated Notes, due July 1, 2008 (the “Notes”), were issued under an indenture that limits our ability to engage in various activities. Among other things, we are generally not able to pay any dividends to our shareholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances, and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Notes. Management believes that we are in compliance with these covenants.

The Notes are redeemable at our option. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

In September 2003, we entered into a $10 million senior secured revolving credit facility with Commerce Bank, N.A.. In July 2005 we amended our revolving credit facility in certain respects (the “Amendment”). The revolving credit facility enables us to efficiently manage our cash as we may borrow, repay and re-borrow funds as needed. The revolving credit facility had an initial term of three years, which was extended by 15 months pursuant to the Amendment. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA” was defined in the Loan and Security Agreement, prior to the Amendment as, for any period: (a) the Company’s consolidated net income (loss), plus (b) all taxes on income plus state and local franchise and corporate taxes paid by the Company and any of its subsidiaries plus (c) all interest expense deducted in determining such net income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) contract termination revenue); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility, which are being amortized as interest expense over the life of the facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the revolving credit facility. At March 31, 2006, we had $6.9 million available under our revolving credit facility.

The Amendment was entered into on July 21, 2005. The principal change effected by the Amendment was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The Amendment also revised certain of the financial covenants to more appropriately reflect our current business operations. It also revised the definition of “Operating EBITDA” as for any period: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis. Management believes that we are in compliance with these covenants. We incurred an additional $0.1 million in legal and other costs directly related to the Amendment, which are being amortized as interest expense over the life of the extended facility.

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

During 2004, 2005 and 2006, we implemented various cost efficiency measures, including the termination of several employees. Our liquidity and cash flows will be positively affected by these reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as the other material cost efficiency measures such as lease renegotiations and reductions in consulting, which were implemented in 2004 and 2005.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K, filed on March 31, 2006, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Item 7 of Part II.

Critical Accounting Estimates for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which revised SFAS No. 123 and supersedes APB 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, which provides interpretive guidance on SFAS No. 123R. Accounting and reporting under SFAS No. 123R is generally similar to the SFAS No. 123 approach. We adopted SFAS 123R on January 1, 2006, under the modified prospective method. For additional information related to No. SFAS 123R, see the Notes to the Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2006	2007-2008	2009-2010	2011- Thereafter
	(Dollars in Millions)
Long term debt	$102.1	$—	$102.1	$—	$—
Operating leases	44.5	3.6	9.0	6.4	25.5
Interest expense	24.7	4.9	19.8	—	—
Annual fees for accounting services	16.4	2.7	7.8	5.9	—
Representation contract buyouts	5.5	4.4	0.7	0.4	—

Total	$193.2	$15.6	$139.4	$12.7	$25.5

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

Because our obligation under the senior secured revolving credit facility bears interest at a variable rate, we are sensitive to changes in prevailing interest rates. A one-point fluctuation in market rates would not have had a material impact on 2006 earnings to date.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2006 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Item 1A. RISK FACTORS

See “Certain Risk Factors That May Affect Our Results of Operations—Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes in risk factors relevant to us from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B) Reports on Form 8-K

Date of Report	Items Reported	Financial Statements Filed
February 8, 2006	Items 8.01 and 9.01	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

May 15, 2006

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