Form 10-Q
period 2006-06-30
INTEREP NATIONAL RADIO SALES INC
filed 2006-08-14
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on August 7, 2006, was 7,287,795 shares of Class A Common Stock, and 4,008,081 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,363	$6,928
Receivables, less allowance for doubtful accounts of $589 and $623	17,839	20,905
Representation contract buyouts receivable	207	12,054
Current portion of deferred representation contract costs	9,415	11,082
Prepaid expenses and other current assets	1,198	1,616

Total current assets	47,022	52,585

Fixed assets, net	2,731	3,594
Deferred representation contract costs	17,857	21,799
Representation contract buyouts receivable	38	5,123
Investments and other assets	3,805	5,858

	$71,453	$88,959

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$15,382	$19,287
Accrued interest	4,950	4,950
Representation contract buyouts payable	1,485	5,135
Accrued employee-related liabilities	2,330	4,358

Total current liabilities	24,147	33,730
Long-term debt	99,000	99,000
Representation contract buyouts payable	855	1,063
Other noncurrent liabilities	4,086	3,644

Total liabilities	128,088	137,437

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 128,276 and 123,342 shares issued and outstanding at June 30, 2006 and December 31, 2005 (aggregate liquidation preference—$12,828)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 7,302,122 and 7,022,446 shares issued and outstanding at June 30, 2006 and December 31, 2005	73	70
Class B common stock, $0.01 par value—10,000,000 shares authorized, 3,993,754 and 4,273,430 shares issued and outstanding at June 30, 2006 and December 31, 2005, convertible into Class A common stock	40	43
Additional paid-in-capital	52,783	52,512
Accumulated deficit	(109,532)	(101,104)

Total capital deficit	(56,635)	(48,478)

	$71,453	$88,959

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Commission revenues	$18,900	$21,718	$34,035	$39,165
Contract termination revenue	270	13,189	380	13,415

Total revenues	19,170	34,907	34,415	52,580

Operating expenses:
Selling expenses	16,955	16,367	32,411	30,289
General and administrative expenses	3,260	2,910	6,042	5,722
Depreciation and amortization expense	3,248	7,082	6,795	11,059

Total operating expenses	23,463	26,359	45,248	47,070

Operating (loss) income	(4,293)	8,548	(10,833)	5,510
Gain on sale of investment	7,965	—	7,965	—
Net undistributed earnings in equity investee	—	89	93	166
Interest expense, net	(2,894)	(2,588)	(5,435)	(5,153)

Income (loss) before provision for income taxes	778	6,049	(8,210)	523
Provision for income taxes	136	37	218	141

Net income (loss)	642	6,012	(8,428)	382
Preferred stock dividend	127	121	250	240

Net income (loss) applicable to common shareholders	$515	$5,891	$(8,678)	$142

Basic and fully diluted income (loss) per share applicable to common shareholders	$0.05	$0.52	$(0.77)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(8,428)	$382
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,795	11,059
Amortization of renewal payments	219	103
Net undistributed earnings in equity investee	(93)	(166)
Gain on sale of investment	(7,965)	—
Non-cash compensation expense	28	—
Changes in assets and liabilities:
Receivables	3,066	3,219
Representation contract buyouts receivable	16,932	(12,217)
Prepaid expenses and other current assets	418	192
Other noncurrent assets	(169)	(8)
Accounts payable and accrued expenses	(3,662)	(1,793)
Accrued interest	—	16
Accrued employee-related liabilities	(2,028)	(512)
Other noncurrent liabilities	442	(128)

Net cash provided by operating activities	5,555	147

Cash flows from investing activities:
Additions to fixed assets	(177)	(328)
Proceeds from sale of investment	9,947	—

Net cash provided by (used in) investing activities	9,770	(328)

Cash flows from financing activities:
Station representation contract payments	(3,890)	(1,546)
Gross borrowings on credit facility	7,549	15,500
Gross repayments on credit facility	(7,549)	(12,750)

Net cash (used in) provided by financing activities	(3,890)	1,204

Net increase in cash and cash equivalents	11,435	1,023
Cash and cash equivalents, beginning of period	6,928	4,937

Cash and cash equivalents, end of period	$18,363	$5,960

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,962	$4,964
Income taxes	218	141
Non-cash investing and financing activities:
Station representation contracts acquired	$31	$384
Preferred stock dividend	250	240

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

The consolidated financial statements as of June 30, 2006 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2005, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

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

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain television stations and internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations and television stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired radio network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months and six months ended June 30, 2006 and 2005 each had 13 weeks and 26 weeks, though some broadcast calendar quarters, such as the fourth quarter of 2006, will have 14 weeks.

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

Income (Loss) Per Share

Basic income (loss) per share applicable to common shareholders for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, amounting to 11,295,876 for the three and six months ended June 30, 2006 and 2005. Diluted income (loss) per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the purposes of determining diluted income (loss) per share applicable to common shareholders for the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2005, options to purchase common stock in the amount of 54,759, 3,866 and 28,481 shares, respectively, have been assumed to be converted to common shares. For the six months ended June 30, 2006, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted income (loss) per share calculation because of their antidilutive effect were 4,153,226 and 5,429,851 for the three months ended June 30, 2006 and 2005 and 4,207,985 and 5,405,236, for the six months ended June 30, 2006 and 2005.

Restructuring and Severance Charges

In 2005, we continued to offer an early retirement program, which was accepted by 18 people, including four executives, to reduce compensation costs on a going forward basis. We accrued $1,153 in the first six months of 2006 for the 12 terminations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. At December 31, 2005, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $1,705. We paid approximately $1,500 and $1,455 of termination benefits during the six months ended June 30, 2006 and 2005, and accreted approximately $75 and $85 of interest expense. As of June 30, 2006, the remaining accrual was $1,433, of which $1,096 is included in accrued employee related liabilities and $337 is included in other noncurrent liabilities.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to January 1, 2006 as permitted under generally accepted accounting principles, we accounted for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of SFAS No. 123, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the quarter and six months ended June 30, 2005 in respect of stock options granted during that period. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

June 30, 2005
Net income (loss) applicable to common shareholders, as reported	$142
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(403)

Pro forma net loss	$(261)

Income (loss) per share:
Basic and diluted—as reported	$0.01
Basic and diluted—pro forma	$(0.02)

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grant using a Black-Scholes option-pricing model, with the following weighted average assumptions: risk free interest rate of 3.25% for the six months ended June 30, 2005; expected volatility factor of 120% for the six months ended June 30, 2005; expected dividend yield of 0% for the six months ended June 30, 2005; and estimated option lives of 5 years for the six months ended June 30, 2005.

Consistent with prior years, the fair value of each stock option granted during the six months ended June 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 287%, expected dividend yield of 0%, expected term of 5 years and a risk-free interest rate of 3.25%. The expected volatility is based on our consideration of the historical volatility of our stock based on

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our historical stock prices. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

A summary of stock option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	4,508,885	$2.00	—	$2
Granted	20,000	0.36	—	3
Exercised	—	—	—	—
Cancelled	(320,900)	1.87	—	—

Options Outstanding at June 30, 2006	4,207,985	$2.00	6.5	$5

Exercisable at June 30, 2006	4,152,983	$2.01	6.5	$3

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2006 was $0.31.

During the six months ended June 30, 2006, we expensed $28 as non-cash stock-based compensation. As of June 30, 2006, we had $40 of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.1 years.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the company on January 1, 2007. This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial-statement comparability among different companies. We do not expect implementation of the standard will have a material effect on its results of operations or financial position.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

2. Stock-Based Employee Compensation

On January 2, 2006, we granted 20,000 options to an executive at an exercise price of $0.36, which was the fair market value at the date of grant. These options were fully vested on the date of grant. The weighted averaged fair value for options was estimated at the dates of grant using a Black-Scholes option-pricing model to be $0.31 for the six months ended June 30, 2006, with the following weighted average assumptions: risk free interest rate of 3.25% for the six months ended June 30, 2006; expected volatility factor of 287% for the six months ended June 30, 2006, which is based upon historical volatility; expected dividend yield of 0% for the six months ended June 30, 2006; and estimated option lives of 5 years for the six months ended June 30, 2006. See Note 1 above for additional information on Stock-based employee compensation.

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

3. Investments

On April 21, 2006, we sold our investment in Burst Media in conjunction with its initial public offering. We realized net proceeds of approximately $9,947 on the sale. The carrying value of the investment at the time of sale was approximately $1,982. A one-time bonus payment of $1,737 was paid to an executive of the Company’s interactive subsidiary, as required by the bonus provisions of his employment agreement, and included in selling expenses.

4. Capital Deficit

In May 2002, we amended our restated certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on most matters on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire at various times in 2007. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,934 and 4,744 was paid as of May 1, 2006 and 2005, respectively.

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

5. Long-Term Debt

Long-term debt at June 30, 2006 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”). As of June 30, 2006, there was no outstanding balance on the $10,000 senior secured revolving credit facility, as described below.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At June 30, 2006, the remaining balance is $935.

We have a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200,000 of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility and an additional $200 of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility.

6. Commitments and Contingencies

We are involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of our operations.

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at June 30, 2006 exceeded federally insured limits by approximately $17,328. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We historically have not experienced any losses in these accounts.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Commission revenues. Commission revenues for the second quarter of 2006 decreased to $18.9 million from $21.7 million for the second quarter of 2005, or approximately 12.9%. The majority of this $2.8 million decrease can be attributed to the termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts in 2005.

Contract termination revenue. Contract termination revenue in the second quarter of 2006 decreased by $12.9 million, to $0.3 million from $13.2 million in the second quarter of 2005. The value of contracts terminated in 2006 was minimal as compared to the Cumulus Broadcasting Inc. contract terminated in May 2005.

Selling expenses. Selling expenses for the second quarter of 2006 increased to $17.0 million from $16.4 million in the second quarter of 2005. This increase of $0.6 million, or approximately 3.6%, was, in large part, due to a one-time bonus paid to an executive of the Company’s interactive subsidiary, as required by the bonus provisions of his employment agreement relating to the sale of the Burst Media investment and organizational costs related to Azteca Television Sales, offset in part by lower compensation costs in 2006 as compared to 2005.

General and administrative expenses. General and administrative expenses of $3.3 million for the second quarter of 2006 increased $0.4 million, or 12.0%, from $2.9 million for the second quarter of 2005 primarily due to the expenses previously capitalized in connection with a proposed, but unconsummated transaction with Oaktree Capital Management in 2006.

Operating (loss) income before depreciation and amortization. For the second quarter of 2006, there was an operating loss before depreciation and amortization of $1.1 million, as compared to operating income before depreciation and amortization of $15.6 million for the second quarter of 2005. This was a change of $16.7 million, for the reasons discussed above. Operating (loss) income before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Reconciliation of net income to operating (loss) income before depreciation and amortization

	June 30, 2006	June 30, 2005
	(dollars in thousands)
Net income	$515	$5,891
Add back:
Depreciation and amortization	3,248	7,082
Preferred stock dividend	127	121
Tax provision	136	37
Gain on sale of investment	(7,965)	—
Net undistributed earnings in equity investee	—	(89)
Interest expense, net	2,894	2,588

Operating (loss) income before depreciation and amortization	$(1,045)	$15,630

Depreciation and amortization expense. Depreciation and amortization expense decreased $3.8 million, or 54.1%, during the second quarter of 2006, to $3.3 million from $7.1 million in the second quarter of 2005. This decrease was substantially the result of the $3.3 million write-off in 2005 of deferred representation contract costs related to the termination of the Cumulus representation contract and lower contract acquisition cost amortization in 2006.

Operating (loss) income. For the second quarter of 2006, we had $4.3 million of operating loss as compared to operating income of $8.5 million for the second quarter of 2005, for the reasons discussed above.

Interest expense, net. Interest expense, net, increased $0.3 million, or 11.8%, to $2.9 million for the second quarter of 2006, from $2.6 million for the second quarter of 2005. This increase primarily resulted from the discount taken in connection with the settlement with Katz Communications, Inc. of certain representation contract buyout receivables and payables described below.

Gain on sale of investment. On April 21, 2006, we sold our investment in Burst Media in conjunction with its initial public offering. We realized net proceeds of approximately $9.9 million on the sale. The carrying value of the investment at the time of sale was approximately $2.0 million.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the second quarter of 2006 was $0.1 million, as compared to less than $0.1 million for the comparable 2005 period.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the second quarter of 2006 and 2005. All dividends are paid in additional shares of preferred stock and not in cash.

Net income applicable to common shareholders. Our net income applicable to common shareholders decreased $5.4 million, or 91.3%, to $0.5 million for the second quarter of 2006, from $5.9 million for the second quarter of 2005, for the reasons discussed above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Commission revenues. Commission revenues for the first six months of 2006 decreased to $34.1 million from $39.2 million for the first six months of 2005, or approximately 13.1%. The majority of this $5.1 million decrease can be attributed to the termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts in 2005.

Contract termination revenue. Contract termination revenue in the first six months of 2006 decreased by $13.0 million to $0.4 million from $13.4 million in the first six months of 2005. The value of contracts terminated in 2006 was minimal as compared to the Cumulus Broadcasting Inc. contract terminated in May 2005.

Selling expenses. Selling expenses for the first six months of 2006 increased to $32.4 million from $30.3 million in the first six months of 2005. This increase of $2.1 million, or approximately 7.0%, was, in large part, due to a one-time bonus paid to an executive of the Company’s interactive subsidiary, as required by the bonus provisions of his employment agreement relating to the sale of the Burst Media investment, costs associated with 2006 severance programs and the Azteca Television organizational costs, offset in part by lower compensation costs in 2006 as compared to 2005.

General and administrative expenses. General and administrative expenses of $6.0 million for the first six months of 2005 increased $0.3 million, or 5.6%, from $5.7 million for the first six months of 2005 primarily due to the expenses previously capitalized in connection with a proposed, but unconsummated transaction with Oaktree Capital Management in 2006.

Operating (loss) income before depreciation and amortization. For the first six months of 2006, there was an operating loss before depreciation and amortization of $4.0 million, as compared to operating income before depreciation and amortization of $16.6 million for the first six months of 2005. This was a change of $20.6 million, for the reasons discussed above.

Reconciliation of net (loss) income to operating (loss) income before depreciation and amortization

	June 30, 2006	June 30, 2005
	(dollars in thousands)
Net (loss) income	$(8,678)	$142
Add back:
Depreciation and amortization	6,795	11,059
Preferred stock dividend	250	240
Tax provision	218	141
Gain on sale of investment	(7,965)	—
Net undistributed earnings in equity investee	(93)	(166)
Interest expense, net	5,435	5,153

Operating (loss) income before depreciation and amortization	$(4,038)	$16,569

Depreciation and amortization expense. Depreciation and amortization expense decreased $4.3 million, or 38.6%, during the first six months of 2006, to $6.8 million from $11.1 million in the first six months of 2005. This decrease was substantially the result of the $3.3 million write-off in 2005 of deferred representation contract costs related to the termination of the Cumulus representation contract and lower contract acquisition cost amortization in 2006.

Operating (loss) income. For the first six months of 2006, we had $10.8 million of operating loss as compared to operating income of $5.5 million for same period of 2005, for the reasons discussed above.

Interest expense, net. Interest expense, net, increased $0.3 million, or 5.5%, to $5.4 million for the first six months of 2006, from $5.1 million for the first six months of 2005. This increase primarily resulted from the discount taken in connection with the settlement with Katz Communications, Inc. of certain representation contract buyout receivables and payables described below.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first six months of 2006 was $0.2 million, as compared to $0.1 million for the first six months of 2005.

Preferred stock dividend. We accrued $0.2 million for preferred stock dividends in the first six months of 2006 and 2005. All dividends are paid in additional shares of preferred stock and not in cash.

Net (loss) income applicable to common shareholders. We had net loss applicable to common shareholders of $8.7 million for the first six months of 2006 as compared to a net income applicable to common shareholders of $0.1 million for comparable period of 2005, a change of $8.8 million, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and investing transactions. At June 30, 2006, we had cash and cash equivalents of $18.4 million and working capital of $22.9 million and $10 million available under our credit facility.

Net cash provided by operating activities during the first six months of 2006 was $5.5 million, as compared to $0.1 million during the first six months of 2005. This fluctuation was primarily attributable to changes in working capital components, including decreases in representation contracts receivable of $16.9 million, primarily from the accelerated Katz Communications payments, which were offset by decreases in accounts payable and accrued expenses of $3.7 million and accrued employee-related liabilities of $2.0 million.

Net cash provided by investing activities during the first six months of 2006 was $9.7 million and primarily consisted of $9.9 million in proceeds from the sale of an investment, partially offset by capital expenditure of $0.2 million. Net cash used in investing activities for the first six months of 2005 was $0.3 million and consisted of capital expenditures. The payments made for capital expenditures in 2005 included $0.1 million, which was capitalized in 2003.

Cash used in financing activities of $3.9 million during the first six months of 2006 consisted of $7.5 million of gross repayments on the credit facility offset by $7.5 million of gross borrowings and $3.9 million in payments on representation contract acquisitions. Cash provided by financing activities of $1.2 million during the first six months of 2005 consisted of $15.5 million of gross repayments on the credit facility offset by $12.8 million of gross borrowings and offset by $1.5 million in payments on representation contract acquisitions.

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

We have a $10 million senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility and an additional $0.2 million of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At June 30, 2006, we had $10 million available under our credit facility.

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

In June 2006, we agreed with Katz Communications, Inc. to accelerate the payment of certain representation contract buyout receivables, net of certain representation contract buyout payables. This lump sum payment was discounted approximately $0.4 million and is included in the $18.4 million cash balance at June 30, 2006.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2006	2007-2008	2009-2010	2011- Thereafter
	(Dollars in Millions)
Long term debt	$99.0	$—	$99.0	$—	$—
Operating leases	43.3	2.4	9.0	6.4	25.5
Interest expense	24.7	4.9	19.8	—	—
Annual fees for accounting services	15.5	1.8	7.8	5.9	—
Representation contract buyouts	2.3	0.9	1.0	0.4	—

Total	$184.8	$10.0	$136.6	$12.7	$25.5

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2006 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B) Reports on Form 8-K

We have filed the following current reports on Form 8-K during our second fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
April 3, 2006	Items 2.02 and 9.01	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

August 14, 2006

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