Form 10-Q
period 2006-09-30
INTEREP NATIONAL RADIO SALES INC
filed 2006-11-14
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on November 8, 2006, was 7,345,014 shares of Class A Common Stock, and 3,950,862 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,810	$6,928
Receivables, less allowance for doubtful accounts of $586 and $623	18,560	20,905
Representation contract buyouts receivable	1,004	12,054
Current portion of deferred representation contract costs	9,162	11,082
Prepaid expenses and other current assets	1,078	1,616

Total current assets	40,614	52,585

Fixed assets, net	2,245	3,594
Deferred representation contract costs	16,459	21,799
Representation contract buyouts receivable	36	5,123
Investments and other assets	3,651	5,858

	$63,005	$88,959

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$13,685	$19,287
Accrued interest	2,475	4,950
Representation contract buyouts payable	1,644	5,135
Accrued employee-related liabilities	4,093	4,358

Total current liabilities	21,897	33,730
Long-term debt	99,000	99,000
Representation contract buyouts payable	858	1,063
Other noncurrent liabilities	7,339	3,644

Total liabilities	129,094	137,437

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 128,276 and 123,342 shares issued and outstanding at September 30, 2006 and December 31, 2005 (aggregate liquidation preference—$12,828)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 7,303,679 and 7,022,446 shares issued and outstanding at September 30, 2006 and December 31, 2005	73	70
Class B common stock, $0.01 par value—10,000,000 shares authorized, 3,992,197 and 4,273,430 shares issued and outstanding at September 30, 2006 and December 31, 2005, convertible into Class A common stock	40	43
Additional paid-in-capital	52,665	52,512
Accumulated deficit	(118,868)	(101,104)

Total capital deficit	(66,089)	(48,478)

	$63,005	$88,959

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Commission revenues	$17,855	$20,135	$51,890	$59,300
Contract termination revenue	598	5,943	978	19,358

Total revenues	18,453	26,078	52,868	78,658

Operating expenses:
Selling expenses	20,135	15,422	52,546	45,711
General and administrative expenses	2,186	2,679	8,228	8,401
Depreciation and amortization expense	2,971	4,838	9,766	15,897

Total operating expenses	25,292	22,939	70,540	70,009

Operating (loss) income	(6,839)	3,139	(17,672)	8,649
Gain on sale of investment	—	—	7,965	—
Net undistributed earnings in equity investee	—	110	93	276
Interest expense, net	(2,455)	(2,609)	(7,890)	(7,762)

(Loss) income before provision for income taxes	(9,294)	640	(17,504)	1,163
Provision for income taxes	42	38	260	179

Net (loss) income	(9,336)	602	(17,764)	984
Preferred stock dividend	128	123	378	363

Net (loss) income applicable to common shareholders	$(9,464)	$479	$(18,142)	$621

Basic and fully diluted (loss) income per share applicable to common shareholders	$(0.84)	$0.04	$(1.61)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(17,764)	$984
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,766	15,897
Amortization of renewal payments	792	184
Net undistributed earnings in equity investee	(93)	(276)
Gain on sale of investment	(7,965)	—
Non-cash compensation expense	38	—
Changes in assets and liabilities:
Receivables	2,345	758
Representation contract buyouts receivable	16,137	(15,504)
Prepaid expenses and other current assets	538	(42)
Other noncurrent assets	(175)	(220)
Accounts payable and accrued expenses	(5,487)	(1,554)
Accrued interest	(2,475)	(2,470)
Accrued employee-related liabilities	(265)	951
Other noncurrent liabilities	3,695	323

Net cash used in operating activities	(913)	(969)

Cash flows from investing activities:
Additions to fixed assets	(212)	(2,193)
Proceeds from sale of investment	9,947	—

Net cash provided by (used in) investing activities	9,735	(2,193)

Cash flows from financing activities:
Station representation contract payments	(4,940)	(3,799)
Reimbursement by landlord for leasehold improvements	—	1,059
Gross borrowings on credit facility	7,549	23,440
Gross repayments on credit facility	(7,549)	(19,940)

Net cash (used in) provided by financing activities	(4,940)	760

Net increase (decrease) in cash and cash equivalents	3,882	(2,402)
Cash and cash equivalents, beginning of period	6,928	4,937

Cash and cash equivalents, end of period	$10,810	$2,535

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,921	$9,958
Income taxes	260	179
Non-cash investing and financing activities:
Station representation contracts acquired	$1,244	$2,342
Preferred stock dividend	378	363

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

The consolidated financial statements as of September 30, 2006 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2005, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

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

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain television stations and internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations and television stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired radio network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendars for the three months and nine months ended September 30, 2006 and 2005 each had 13 weeks and 39 weeks, though some broadcast calendar quarters, such as the fourth quarter of 2006, will have 14 weeks.

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

Income (Loss) Per Share

Basic income (loss) per share applicable to common shareholders for each of the respective periods has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, amounting to 11,295,876 for the three and nine months ended September 30, 2006 and 2005. Diluted income (loss) per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the purposes of determining diluted income (loss) per share applicable to common shareholders for the three and nine months ended September 30, 2005, options to purchase common stock in the amount of 41,667 and 33,667 shares, respectively, have been assumed to be converted to common shares. For the three and nine months ended September 30, 2006, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted income (loss) per share calculation because of their antidilutive effect were 4,191,135 and 5,386,950 for the three months ended September 30, 2006 and 2005 and 4,191,135 and 5,394,950, for the nine months ended September 30, 2006 and 2005.

Restructuring and Severance Charges

In 2005, we continued to offer an early retirement program, which was accepted by 18 people, including four executives, to reduce compensation costs on a going forward basis. We accrued $6,134 in the first nine months of 2006 for 25 terminations, including 6 executives. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. At December 31, 2005, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $1,705. We paid approximately $2,252 and $2,070 of termination benefits during the nine months ended September 30, 2006 and 2005, and accreted approximately $133 and $127 of interest expense. As of September 30, 2006, the remaining accrual was $5,720, of which $2,048 is included in accrued employee related liabilities and $3,672 is included in other noncurrent liabilities.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. As described in Note 1 of the December 31, 2005 Consolidated Financial Report, SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, we have recorded compensation cost

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption (using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes). Since we have chosen the modified prospective application transition method, the financial statements for the prior interim period have not been restated.

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

Prior to January 1, 2006 as permitted under generally accepted accounting principles, we accounted for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of SFAS No. 123, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for the quarter and nine months ended September 30, 2005 in respect of stock options granted during that period. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

September 30, 2005
Net income applicable to common shareholders, as reported	$621
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(580)

Pro forma net income	$41

Income per share:
Basic and diluted—as reported	$0.05
Basic and diluted—pro forma	$0.00

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grant using a Black-Scholes option-pricing model, with the following weighted average assumptions: risk free interest rate of 3.25% for the nine months ended September 30, 2005; expected volatility factor of 101% for the nine months ended September 30, 2005; expected dividend yield of 0% for the nine months ended September 30, 2005; and estimated option lives of 5 years for the nine months ended September 30, 2005.

Consistent with prior years, the fair value of each stock option granted during the nine months ended September 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 287%, expected dividend yield of 0%, expected term of 5 years and a risk-free interest rate of 7.00%. The expected volatility is based on our consideration of the historical volatility of our

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock based on our historical stock prices. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

A summary of stock option activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	4,508,885	$2.00	—	$2
Granted	20,000	0.36	—	3
Exercised	—	—	—	—
Cancelled	(337,750)	1.91	—	—

Options Outstanding at September 30, 2006	4,191,135	$2.00	6.3	$5

Exercisable at September 30, 2006	4,136,133	$2.01	6.2	$3

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2006 was $0.26.

During the nine months ended September 30, 2006, we expensed $38 as non-cash stock-based compensation. As of September 30, 2006, we had $30 of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.9 years.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the company on January 1, 2007. This standard clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. We do not expect implementation of the standard will have a material effect on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We do not expect implementation of the standard will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. We will adopt SFAS No. 158 prospectively, as of the end of the current fiscal year, as required.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

2. Stock-Based Employee Compensation

On January 2, 2006, we granted 20,000 options to an executive at an exercise price of $0.36, which was the fair market value at the date of grant. These options were fully vested on the date of grant. The weighted averaged fair value for options was estimated at the dates of grant using a Black-Scholes option-pricing model to be $0.26 for the nine months ended September 30, 2006, with the following weighted average assumptions: risk free interest rate of 7.0% for the nine months ended September 30, 2006; expected volatility factor of 287% for the nine months ended September 30, 2006, which is based upon historical volatility; expected dividend yield of 0% for the nine months ended September 30, 2006; and estimated option lives of 5 years for the nine months ended September 30, 2006. See Note 1 above for additional information on Stock-based employee compensation.

On March 29, 2005, we granted, for Board-related service, 15,000 options to each of five directors and officers at an exercise price of $0.46, which was the fair market value per share of our Class A Common Stock at the date of grant as quoted on the OTC Bulletin Board. On April 27, 2005, we granted 200,000 options to one of our executives at an exercise price of $0.51, which was 110% of the fair market value on the date of grant.

On April 27, 2005, we reduced the exercise price of certain stock options held by one of our executives. The original exercise prices and number of shares were as follows: 626,880 shares at $3.80 per share; 1,253,759 shares at $4.02 per share; 52,240 shares at $4.20 per share and 125,000 at $2.81 per share. The price per share

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was reduced to $0.69 per share, which represented 150% of the $0.46 per share closing price of our Class A Common Stock on April 27, 2005. The termination date for these options was changed to December 31, 2015.

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

4. Long-Term Debt

Long-term debt at September 30, 2006 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”). As of September 30, 2006, there was no outstanding balance on the $10,000 senior secured revolving credit facility, as described below.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At September 30, 2006, the remaining balance is $818.

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

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at September 30, 2006 exceeded federally insured limits by approximately $9,854. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We historically have not experienced any losses in these accounts.

6. Subsequent Events

Our Board of Directors accepted the resignations of Marc G. Guild as President, Marketing Division and George E. Pine as a director and as President and Chief Operating Officer. They both resigned as part of our early separation program which is part of our overall efforts to reduce administrative costs. Mr. Guild will continue as a member of our Board of Directors and his duties will be shared by various persons within the Company. A successor to Mr. Pine has not yet been named. Ralph Guild will temporarily oversee Mr. Pine’s responsibilities. We have hired an executive search firm, and expect to announce plans to fill the position, internally or externally, by the end of the year. The severance costs related to these resignations were expensed in the third quarter of 2006.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Commission revenues. Commission revenues for the third quarter of 2006 decreased to $17.9 million from $20.1 million for the third quarter of 2005, or approximately 11.3%. The majority of this $2.2 million decrease can be attributed to the termination of our Radio One, Inc. representation contract in 2005 and a general softness in national radio advertising.

Contract termination revenue. Contract termination revenue in the third quarter of 2006 decreased by $5.3 million, to $0.6 million from $5.9 million in the third quarter of 2005. The value of contracts terminated in 2006 was minimal as compared to the Radio One, Inc. contract terminated in September 2005.

Selling expenses. Selling expenses for the third quarter of 2006 increased to $20.1 million from $15.4 million in the third quarter of 2005. This increase of $4.7 million, or approximately 30.6%, was, in large part, due to severance costs associated with the voluntary early separation program offset in part by lower compensation costs in 2006 as compared to 2005. These severance costs will lower compensation in the future.

General and administrative expenses. General and administrative expenses of $2.2 million for the third quarter of 2006 decreased $0.5 million, or 18.4%, from $2.7 million for the third quarter of 2005, primarily due to lower compensation costs and other cost efficiency measures implemented in 2006.

Operating (loss) income before depreciation and amortization. For the third quarter of 2006, there was an operating loss before depreciation and amortization of $3.8 million, as compared to operating income before depreciation and amortization of $8.0 million for the third quarter of 2005. This was a change of $11.8 million, for the reasons discussed above. Operating (loss) income before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Reconciliation of net income to operating (loss) income before depreciation and amortization

	September 30, 2006	September 30, 2005
	(dollars in thousands)
Net income	$(9,336)	$602
Add back:
Depreciation and amortization	2,971	4,838
Tax provision	42	38
Net undistributed earnings in equity investee	—	(110)
Interest expense, net	2,455	2,609

Operating (loss) income before depreciation and amortization	$(3,868)	$7,977

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.8 million, or 38.6%, during the third quarter of 2006, to $3.0 million from $4.8 million in the third quarter of 2005. This decrease was substantially the result of the write-off in 2005 of deferred representation contract costs relating to the termination of representation contracts for Radio One and one CBS station and lower contract acquisition cost amortization in 2006.

Operating (loss) income. For the third quarter of 2006, we had $6.8 million of operating loss as compared to operating income of $3.1 million for the third quarter of 2005, for the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $0.1 million, or 5.9%, to $2.5 million for the third quarter of 2006, from $2.6 million for the third quarter of 2005. There were no borrowings against the senior secured revolving credit facility in the third quarter of 2006.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the third quarter of 2006 and 2005 was less than $0.1 million.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the third quarter of 2006 and 2005. All dividends are paid in additional shares of preferred stock and not in cash.

Net (loss) income applicable to common shareholders. We had net loss applicable to common shareholders of $9.5 million in the third quarter of 2006 as compared to a net income applicable to common shareholders of $0.5 million for comparable period of 2005, a change of $10.0 million, for the reasons discussed above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Commission revenues. Commission revenues for the first nine months of 2006 decreased to $51.9 million from $59.3 million for the first nine months of 2005, or approximately 12.5%. The majority of this $7.4 million decrease can be attributed to the termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts in 2005 and a general softness in national radio advertising.

Contract termination revenue. Contract termination revenue in the first nine months of 2006 decreased by $18.4 million to $1.0 million from $19.4 million in the first nine months of 2005. The value of contracts terminated in 2006 was minimal as compared to the Cumulus Broadcasting Inc. and Radio One, Inc. representation contracts terminated in 2005.

Selling expenses. Selling expenses for the first nine months of 2006 increased to $52.5 million from $45.7 million in the first nine months of 2005. This increase of $6.8 million, or approximately 15.0%, was, in large part, due to a one-time bonus paid to an executive of the Company’s interactive subsidiary, as required by the bonus provisions of his employment agreement relating to the sale of the Burst Media investment, severance costs associated with 2006 voluntary early separation program and the Azteca Television organizational costs, offset in part by lower compensation costs in 2006 as compared to 2005. These severance costs will lower compensation in the future.

General and administrative expenses. General and administrative expenses of $8.2 million for the first nine months of 2005 decreased $0.2 million, or 2.1%, from $8.4 million for the first nine months of 2005, primarily due to lower compensation costs and other cost efficiency measures implemented in 2006 partially offset by the expenses previously capitalized in connection with a proposed, but unconsummated transaction with Oaktree Capital Management in 2006.

Operating (loss) income before depreciation and amortization. For the first nine months of 2006, there was an operating loss before depreciation and amortization of $7.9 million, as compared to operating income before depreciation and amortization of $24.5 million for the first nine months of 2005. This was a change of $32.4 million, for the reasons discussed above.

Reconciliation of net (loss) income to operating (loss) income before depreciation and amortization

	September 30, 2006	September 30, 2005
	(dollars in thousands)
Net (loss) income	$(17,764)	$984
Add back:
Depreciation and amortization	9,766	15,897
Tax provision	260	179
Gain on sale of investment	(7,965)	—
Net undistributed earnings in equity investee	(93)	(276)
Interest expense, net	7,890	7,762

Operating (loss) income before depreciation and amortization	$(7,906)	$24,546

Depreciation and amortization expense. Depreciation and amortization expense decreased $6.1 million, or 38.5%, during the first nine months of 2006, to $9.8 million from $15.9 million in the first nine months of 2005. This decrease was substantially the result of the write-off in 2005 of deferred representation contract costs relating to the termination of representation contracts for Cumulus, Radio One and one CBS station and lower contract acquisition cost amortization in 2006.

Operating (loss) income. For the first nine months of 2006, we had $17.7 million of operating loss as compared to operating income of $8.6 million for same period of 2005, for the reasons discussed above.

Gain on sale of investment. On April 21, 2006, we sold our investment in Burst Media in conjunction with its initial public offering. We realized net proceeds of approximately $9.9 million on the sale. The carrying value of the investment at the time of sale was approximately $2.0 million.

Interest expense, net. Interest expense, net, increased $0.2 million, or 1.6%, to $7.9 million for the first nine months of 2006, from $7.8 million for the first nine months of 2005. This increase primarily resulted from the discount taken in connection with the settlement with Katz Communications, Inc. of certain representation contract buyout receivables and payables described below.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first nine months of 2006 was $0.3 million, as compared to $0.2 million for the first nine months of 2005.

Preferred stock dividend. We accrued $0.4 million for preferred stock dividends in the first nine months of 2006 and 2005. All dividends are paid in additional shares of preferred stock and not in cash.

Net (loss) income applicable to common shareholders. We had net loss applicable to common shareholders of $18.1 million for the first nine months of 2006 as compared to a net income applicable to common shareholders of $0.6 million for comparable period of 2005, a change of $18.7 million, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash provided from operations and investing transactions. At September 30, 2006, we had cash and cash equivalents of $10.8 million and working capital of $18.7 million and $10 million available under our credit facility.

Net cash used in operating activities during the first nine months of 2006 was $0.9 million, as compared to $1.0 million during the first nine months of 2005. This fluctuation was primarily attributable to changes in working capital components, including decreases in representation contracts receivable of $16.1 million, primarily from the accelerated Katz Communications payments, which were offset by decreases in accounts payable and accrued expenses of $5.5 million and accrued interest of $2.5 million.

Net cash provided by investing activities during the first nine months of 2006 was $9.7 million and primarily consisted of $9.9 million in proceeds from the sale of an investment, partially offset by capital expenditure of $0.2 million. Net cash used in investing activities for the first nine months of 2005 was $2.2 million and consisted of capital expenditures. The payments in 2005 include $1.7 million of leasehold improvements made to the New York Offices, which are being paid for by the landlord as part of the new lease. At September 30, 2005, we had received reimbursement from the landlord of $1.0 million. In addition, the payments made for capital expenditures in 2005 included $0.1 million, which was capitalized in 2003.

Cash used in financing activities of $4.9 million during the first nine months of 2006 consisted of $7.5 million of gross repayments on the credit facility offset by $7.5 million of gross borrowings and $4.9 million in payments on representation contract acquisitions. Cash provided by financing activities of $0.8 million during the first nine months of 2005 consisted of $1.0 million of reimbursement from the New York landlord for leasehold improvements and the net of $23.4 million in gross repayments on the credit facility and $19.9 million of gross borrowings offset by $3.8 million in payments on representation contract acquisitions.

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

We have a $10 million senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less

(f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility and an additional $0.2 million of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At September 30, 2006, we had $10 million available under our credit facility.

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

In June 2006, we agreed with Katz Communications, Inc. to accelerate the payment of certain representation contract buyout receivables, net of certain representation contract buyout payables. This lump sum payment was discounted approximately $0.4 million.

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

Certain Factors That May Affect Our Results of Operations

The following factors are some, but not all, of the variables that may have an impact on our results of operations:

•	Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results.

•	Advertising tends to be seasonal in nature as advertisers typically spend less on radio advertising during the first calendar quarter.

•	The termination of a representation contract will increase our results of operations for the fiscal quarter in which the termination occurs due to the termination payments that are usually required to be paid, but will negatively affect our results in later quarters due to the loss of commission revenues. Hence, our results of operations on a quarterly basis are not predictable and are subject to significant fluctuations.

•	We depend heavily on our key personnel, including our Chief Executive Officer, Ralph C. Guild, and our inability to retain or replace them could adversely affect our business.

•	We rely on a limited number of clients for a significant portion of our revenues.

•	Our significant indebtedness may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

•	We may need additional financing for our future capital needs, which may not be available on favorable terms, if at all.

•	Competition could harm our business. Our only significant competitor is Katz Radio Group, Inc., which is a subsidiary of a major radio station group that has significantly greater financial and other resources than do we. In addition, radio must compete for a share of advertisers’ total advertising budgets with other advertising media such as television, cable, print, outdoor advertising and the Internet.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2006	2007-2008	2009-2010	2011- Thereafter
	(Dollars in Millions)
Long term debt	$99.0	$—	$99.0	$—	$—
Operating leases	42.1	1.2	9.0	6.4	25.5
Interest expense	19.8	—	19.8	—	—
Annual fees for accounting services	14.6	0.9	7.8	5.9	—
Representation contract buyouts	2.5	0.8	1.3	0.4	—

Total	$178.0	$2.9	$136.9	$12.7	$25.5

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2006 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Documents Filed as Part of this Report

Exhibit No.	Description
10.1	Termination Agreement, dated September 28, 2006, between Interep National Radio Sales, Inc., and Marc G. Guild (filed herewith)

10.2	Termination Agreement, dated October 19, 2006, between Interep National Radio Sales, Inc., and George E. Pine (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B) Reports on Form 8-K

We have filed the following current reports on Form 8-K during our third fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
August 7, 2006	Item 5.02	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

November 14, 2006

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ WILLIAM J. MCENTEE, JR.
William J. McEntee, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Termination Agreement, dated September 28, 2006, between Interep National Radio Sales, Inc., and Marc G. Guild (filed herewith)

10.2	Termination Agreement, dated October 19, 2006, between Interep National Radio Sales, Inc., and George E. Pine (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.