Form 10-K
period 2006-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2007-04-02
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share, held by non-affiliates of the registrant, based upon the last reported sale price for the registrant’s Class A Common Stock on The Nasdaq OTC Bulletin Board, was $3,357,311 as of June 30, 2006 (this excludes shares owned beneficially by directors, executive officers and the registrant’s Stock Growth Plan).

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 16, 2007 was 7,563,905 shares of Class A Common Stock, and 3,731,971 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

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

General

Interep is the largest independent national spot radio representation or “rep” firm in the United States. We are the exclusive rep firm for over 1,500 radio stations nationwide, including radio stations owned by three of the five largest radio groups by revenue. In the ten largest U.S. radio markets (as defined by Arbitron), each week our represented stations reach an estimated 70% of persons 12 years and over. We serve innovative radio station groups, while still meeting the needs of independent stations nationwide. We have grown to be a leader in radio advertising by improving our clients’ advertising revenues, acquiring station representation contracts, creating and acquiring other rep firms and offering advertisers creative marketing solutions to achieve their goals. Today, our solutions include not only radio, but also other media, including television and the Internet.

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

Innovative Solutions.    We have pioneered a variety of innovative solutions for the radio industry. For example, we were the first to package and market unaffiliated portfolios of client stations by grouping them together as “unwired networks” to meet advertisers’ particular needs. Unwired networks enable radio advertisers and advertising agencies to target specific groups or markets by placing advertisements on as few as two stations or as many as all of the over 1,500 stations represented by us. Advertising agencies and media buyers derive additional benefits from our unwired networks as we often perform research, scheduling, billing, payment, pre-analysis and post-analysis functions relating to the advertising time purchase. We also use promotions and specialized agency sales targeted at boutique agencies. We developed the use of dedicated radio sales representation firms, such as ABC Radio Sales and CBS Radio Sales, which enable a client to benefit from our comprehensive services while still projecting its corporate identity to advertisers.

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

RadioExchange, a proprietary system, is the radio industry’s first national spot radio web-based order/avail management, electronic invoicing and electronic ordering system. This system significantly reduces the overall burden of administering the process of buying radio by reducing data entry and facilitating the reconciliation of discrepancies, while providing greater accountability to advertisers and expediting payments to radio stations. The system has been developed in conjunction with two software and technology companies with extensive experience in the media industry. In 2005, we began aggressively to deploy some of the advanced functionality of RadioExchange with our business partners. We currently have three of the advertising industry’s largest radio buyers sending their orders electronically with plans to increase compatibility to facilitate rolling out additional agencies in 2007. Electronic Delivery of Orders was successfully rolled out to pilot stations by year’s end 2006. By the end of 2007, 90% of our stations will have RadioExchange accounts, and will receive, confirm and manage orders electronically. Those stations using the WideOrbit traffic system will have the ability to export a file which can be imported directly into their traffic system, drastically reducing the lost revenue that data entry errors can cause. The increased efficiency RadioExchange affords will help lower our administrative costs as well as our client stations.

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

Experienced Management Team.    We have an experienced and entrepreneurial management team, headed by our new Chief Executive Officer, David E. Kennedy, who has over 30 years experience in the radio industry (please refer to his bio on Page 5). Our former Chief Executive Officer, Ralph C. Guild, a recognized leader and innovator in the radio industry will serve as Chairman of the Board, a non-executive position. Our senior sales management have an average of over 25 years of industry experience and significant equity ownership in Interep.

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

Independence.    We are owned by our employees and the public. We are the only major radio representation firm that is not owned by a broadcast group. We believe that our independence reduces perceived conflicts of interest in our sales efforts on behalf of our clients.

Television.    In November 2005, we entered into the television representation business by organizing Azteca America Spot Television Sales, Inc., the country’s only independent Hispanic television rep firm. We began with 16 television affiliate stations and now represent a total of 48 affiliates. We place business with our station clients from over 120 national advertisers and over 60 advertising agencies.

Clients

Our client radio stations generally retain us on an exclusive basis through written agreements. These rep contracts generally provide for an initial term followed by an “evergreen” period, meaning that the contract term continues until canceled following 12 months’ prior notice. If the client terminates the contract without cause, the rep contract generally provides for termination payments equal to the estimated commissions that would have been payable to the rep firm during the remaining portion of the term and the evergreen period, plus two months. For example, if a contract with an initial term of five years and a one-year evergreen period is canceled after three years, we would be compensated in an amount equal to 38 months of commissions: 24 months for the remaining term, 12 months for the evergreen notice period, plus two “spill over” months. “Spill over” commissions are those earned on advertising placed or committed to prior to the contract termination but broadcast later. It is customary in the industry for the successor rep firm to make this payment. However, certain contracts representing material revenues permit clients in certain circumstances to terminate their agreements with less than 12 months’ notice and pay termination and evergreen payments over shorter periods of time.

For the year ended December 31, 2006, no station or station group, other than CBS Broadcasting Corporation and Entercom Communications Corp., accounted for more than 10 percent of our commission revenues.

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

We believe that our ability to compete successfully is based on:

•	the number of stations we represent and the inventory of commercials and marketing opportunities they provide;

•	our strong relationships with advertisers;

•	the experience of our management and the training and motivation of our sales personnel;

•	our past performance;

•	our ability to offer unwired networks;

•	our use of technology; and

•	our research and marketing services for clients and advertisers.

We believe that we compete effectively, in part, through our employees’ knowledge of, and experience in, our business and industry and their long standing relationships with clients.

Employees

As of December 31, 2006, we employed approximately 390 employees, substantially all of whom were sales-related personnel. None of our employees is represented by a union. We believe that our relations with our employees are excellent.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Positions
Ralph C. Guild	78	Non-Executive Chairman of the Board and Director
David E. Kennedy	54	Chief Executive Officer, President, Vice Chairman and Director
William J. McEntee, Jr.	63	Senior Vice President and Chief Financial Officer

All executive officers are appointed for terms of one year.

Ralph C. Guild had been our Chairman of the Board and Chief Executive Officer since 1986, and has served as a director since 1967. He has been employed by us or our predecessors since 1957 in various capacities. In February 2007, Mr. Guild was replaced as Chief Executive Officer by David E. Kennedy. Mr. Guild will continue to serve as Chairman of the Board, which is a non-executive position. Mr. Guild is a prominent figure in the radio business, and has received many of the most prestigious awards in the industry. In November 1991, Mr. Guild became one of the first inductees into the Broadcasting Hall of Fame. He also received the Golden Mike Award from the Broadcasters Foundation in 1998 for outstanding contributions to the radio industry. In March 2001, Mr. Guild received the International Radio & Television Society’s Golden Medal Award. Mr. Guild is active in a broad range of industry associations and charitable organizations. Currently, he serves on the Boards of Trustees of the Museum of Television & Radio, the Center for Communications and the University of the Pacific.

David Kennedy became our Chief Executive Officer, President, Vice Chairman and a Director in February 2007. Prior to joining us, Mr. Kennedy served as President and Chief Executive Officer of Susquehanna Media Co. from December 2004 until May 2006, when the company’s operations were sold to Comcast and Cumulus Media Partners. From January 1995, until December 2004, Mr. Kennedy was the President and Chief Operating Officer of Susquehanna Radio Corp, a subsidiary of Susquehanna Media Co. He also served in various other capacities at Susquehanna Radio Corp, since 1973. He is a past chairman of the National Association of Broadcasters Joint Board of Directors, and has served as chairman or member of a number of NAB committees, including the Radio Board of Directors; Responsible Programming Industry Task Force; Financial Advisory Committee; Committee on Local Radio Audience Measurement (COLRAM); and Radio Audience Measurement Taskforce (RAMTF). Mr. Kennedy is also a past chairman of the Radio Advertising Bureau’s Board of Directors, as well as a member of its Executive Committee. He also currently serves on the Board of Directors of the John Bayliss Broadcast Foundation, the Library of American Broadcasting Foundation, York County Community Foundation, Inc. and the American Red Cross of York County. He is a member of the International Radio and Television Society and Broadcast Education Association.

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

We held our annual meeting of shareholders on November 7, 2006, for the purpose of electing two directors to our Board of Directors for a term of three years and ratifying the appointment of BDO Seidman LLP as our independent auditors for the 2006 fiscal year. Ralph C. Guild and Arnie Semsky were elected to serve on the Board of Directors until our annual meeting of shareholders in 2009. The terms of the other directors then in office, Marc G. Guild, Howard M. Brenner and John Palmer, will expire at future annual meetings.

Messrs. Guild and Semsky were elected as directors by a vote of 33,535,172 votes and 33,508,172 votes in favor of their election, respectively, and no votes and 27,000 votes against, respectively. The votes cast in favor of Messrs. Guild and Semsky represented 100.0% and 99.9% of the total number of votes cast, respectively. The proposal to ratify the appointment of BDO Seidman LLP as our independent auditors for the 2006 fiscal year was approved by a vote of 33,508,172 votes in favor of the proposal and no votes against and 27,000 abstentions. The votes cast in favor of the proposal represented 99.9% of the total number of votes cast.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to February 9, 2005, our Class A Common Stock had been listed on the Nasdaq OTC Bulletin Board. On February 8, 2006, we filed with the U.S. Securities and Exchange Commission (“SEC”) a Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 on Form 15. Our Class A Common Stock has been listed on Pink Sheets since February 9, 2006. The Class A Common Stock now trades under the symbol “IREP.PK.” The Class A Common Stock had traded under the symbol “IREP.OB.” On March 16, 2007, the last sale price of the Class A Common Stock was $0.40 per share. The following table sets forth the range of high and low closing prices for our Class A Common Stock through for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
First Quarter 2005	$0.80	$0.46
Second Quarter 2005	$0.65	$0.42
Third Quarter 2005	$0.79	$0.43
Fourth Quarter 2005	$0.55	$0.36
First Quarter 2006	$0.60	$0.15
Second Quarter 2006	$0.85	$0.18
Third Quarter 2006	$0.63	$0.41
Fourth Quarter 2006	$0.50	$0.28

As of March 16, 2007, there were approximately 220 holders of record of our Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth the securities of Interep authorized for issuance under equity compensation plans and arrangements as of December 31, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1999 Stock Incentive Plan	882,267	$1.74	1,087,401
Equity compensation plans not approved by security holders:
Options granted pursuant to individual compensation arrangements (1)	3,291,118	$2.07	0

(1)	These shares are issuable pursuant to stock options that were awarded to employees of Interep at various times from 1988 through 1998 prior to the adoption of our 1999 Stock Incentive Plan. The terms of the awards are substantially similar to the awards granted under our 1999 Stock Incentive Plan. All of the stock options granted prior to the adoption of our 1999 Stock Incentive Plan are currently vested and will expire between the years 2007 and 2015.

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

There were no sales of unregistered Class B Common Stock in 2006 and 2005.

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

The following table contains selected consolidated financial information derived from our audited consolidated financial statements set forth elsewhere in this Form 10-K or in Forms 10-K previously filed with the SEC, and you should review the data in the table below in conjunction with those audited consolidated financial statements and the notes thereto. The following table summarizes certain consolidated financial data derived from our audited consolidated financial statements for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002.

	Amounts in thousands, except share data
	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues
Commission	$73,891	$80,068	$78,455	$87,755	$87,372
Contract termination	7,326	20,001	24,462	666	7,220

Total revenues	81,217	100,069	102,917	88,421	94,592

Operating expenses:
Selling, general and administrative expenses	80,683	73,003	78,828	79,148	70,163
Depreciation and amortization expense	11,667	20,050	19,783	33,989	23,651

Total operating expenses	92,350	93,053	98,611	113,137	93,814

Operating (loss) income	(11,133)	7,016	4,306	(24,716)	778
Interest expense, net	(10,515)	(10,297)	(10,563)	(12,613)	(10,469)
Gain on sale of investment	7,965	—	—	—	—
Income (loss) on investments	93	377	84	—	(525)
Other loss income	—	—	—	(528)	—

Loss before income taxes and loss from cumulative change in accounting principle	(13,590)	(2,904)	(6,173)	(37,857)	(10,216)
Income taxes	657	134	261	343	7,360

Loss before cumulative change in accounting principle	(14,247)	(3,038)	(6,434)	(38,200)	(17,576)
Cumulative change in accounting principle (A)	—	—	(598)	—	—

Net loss	(14,247)	(3,038)	(7,032)	(38,200)	(17,576)
Preferred stock dividend	506	486	468	468	2,381

Net loss applicable to common shareholders	$(14,753)	$(3,524)	$(7,500)	$(38,668)	$(19,957)

Basic and diluted loss per common share:
Before cumulative change in accounting principle	$(1.26)	$(0.27)	$(0.60)	$(3.73)	$(1.85)
Cumulative change in accounting principle	—	—	(0.06)	—	—
Preferred stock dividend	(0.05)	(0.04)	(0.04)	(0.04)	(0.25)

Total	$(1.31)	$(0.31)	$(0.70)	$(3.77)	$(2.10)

Basic and diluted weighted average common shares outstanding	11,295,876	11,295,876	10,695,410	10,248,159	9,490,519

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,426	$6,928	$4,937	$7,661	$18,114
Working capital	20,348	18,855	13,006	15,651	38,883
Total assets	73,456	88,959	91,010	108,241	149,966
Long-term debt (including current portion) (net of unamortized discount of $523 in 2002)	99,000	99,000	99,000	103,000	108,477
Capital deficit	(62,692)	(48,478)	(45,427)	(39,782)	(1,555)

(A)	Effective July 2004, we applied the principles of Emerging Issues Task Force No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this change in accounting principle was a $0.6 million reduction in the carrying amount of our investment in a limited liability company. We are now required to account for this investment on the equity method of accounting.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Commission revenues.    Commission revenue for 2006 decreased $6.2 million, or 7.7%, to $73.9 million from $80.1 million in 2005. This decrease reflected the loss of revenues due to the termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts during 2005.

Contract termination revenue.    Contract termination revenue in 2006 decreased $12.7 million to $7.3 million from $20.0 million in 2005. This decrease was primarily attributable to the fact that the contract termination revenue recorded on termination of our Cumulus Broadcasting, Inc. and Radio One, Inc. representation contracts in 2005 was greater than the termination revenue recorded on the termination of our rep contract with the former Susquehanna stations after their acquisition by Cumulus Broadcasting in 2006. During 2006, approximately 56 stations terminated representation contracts with us, which had generated an aggregate of approximately $4.6 million of commission revenue during their 12-month trailing periods.

Selling expenses.    Selling expenses for 2006 increased to $70.1 million from $61.5 million during 2005. This increase of $8.6 million, or approximately 14.0%, was, in large part, due to severance costs associated with our voluntary early separation program, a one-time bonus paid to an executive of the Company’s interactive subsidiary, as required by the bonus provisions of his employment agreement relating to the sale of the Burst Media investment and the Azteca Television organizational costs offset in part by lower compensation costs in 2006 as compared to 2005. These severance costs will lower our compensation expense in the future.

General and administrative expenses.    General and administrative expenses of $10.6 million for 2006 decreased $1.0 million, or 8.2%, from $11.6 million for 2005, primarily due to lower compensation costs and other cost efficiency measures implemented in 2006 offset by the expenses previously capitalized in connection with a proposed, but unconsummated transaction with Oaktree Capital Management in 2006.

Operating income before depreciation and amortization.    Operating income before depreciation and amortization decreased by $26.5 million, or 98.0%, in 2006 to $0.6 million from $27.1 million in 2005, for the reasons discussed above. Included in operating income before depreciation and amortization in 2006 was $7.3 million of non-recurring contract termination revenue as compared to contract termination revenue of $20.0 million in 2005. Operating (loss) income before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Reconciliation of net loss to operating income before depreciation and amortization

	2006	2005
	(dollars in thousands)
Net loss	$(14,247)	$(3,038)
Add back:
Depreciation and amortization	11,667	20,050
Tax provision	657	134
Gain on sale of investment	(7,965)	—
Net undistributed income of equity investee	(93)	(377)
Interest expense, net	10,515	10,297

Operating income before depreciation and amortization	$534	$27,066

Depreciation and amortization expense.    Depreciation and amortization expense decreased $8.4 million, or 41.8%, to $11.7 million in 2006, from $20.1 million in 2005. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This decrease was the result of the $3.3 million write-off of deferred representation contract costs related to the termination of the Cumulus representation contract, the $0.3 million write-off of deferred representation contract costs related to the termination of the Radio One representation contract, and the write-off of $0.9 million of deferred representation contract costs related to the sale of a station by CBS and lower contract acquisition cost amortization, which occurred in 2005, and lower contract acquisition cost amortization depreciation of fixed assets and other amortization in 2006. We acquired representation contracts with approximately 63 new radio stations in 2006. We estimate these contracts generated an aggregate of $1.1 million of commission revenues during their 12-month trailing periods prior to their acquisition.

Operating (loss) income.    In 2006, we had an operating loss of $11.1 million as compared to operating income of $7.0 million in 2005, for the reasons discussed above.

Gain on sale of investment.    On April 21, 2006, we sold our investment in Burst Media in conjunction with its initial public offering. We realized net proceeds of approximately $9.9 million on the sale. The carrying value of the investment at the time of sale was approximately $2.0 million.

Interest expense, net.    Interest expense, net, increased $0.2 million, or 2.1%, to $10.5 million for 2006 from $10.3 million for 2005. This increase primarily resulted from the discount taken in connection with the settlement with Katz Communications, Inc. of certain representation contract buyout receivables and payables described below.

Income taxes.    Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes in 2006 and 2005 was $0.7 million and $0.1 million and related principally to state income taxes. A valuation allowance of $5.7 million and $0.7 million was recorded in 2006 and 2005, respectively, to reflect uncertainties with regard to when we will realize our net deferred tax assets.

Preferred stock dividend.    We accrued $0.5 million for preferred stock dividends in 2006 and 2005. All dividends were paid in additional shares of preferred stock and not in cash.

Net loss applicable to common shareholders.    Our net loss applicable to common shareholders of approximately $14.8 million for 2006, a $11.3 million increase over the $3.5 million net loss applicable to common shareholders for 2005, was attributable to the reasons discussed above.

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

Depreciation and amortization expense.    Depreciation and amortization expense increased $0.3 million, or 1.3%, to $20.1 million in 2005, from $19.8 million in 2004. The amortization of costs associated with acquiring representation contracts is included in depreciation and amortization. This increase was substantially the result of the $3.3 million write-off of deferred representation contract costs related to the termination of the Cumulus representation contract, the $0.3 million write-off of deferred representation contract costs related to the termination of the Radio One representation contract, and the write-off of $0.9 million of deferred representation contract costs related to the sale of a station by CBS, which was offset by lower contract acquisition cost amortization, depreciation of fixed assets and other amortization. We acquired representation contracts with approximately 66 new radio stations in 2005. We estimate these contracts generated an aggregate of $0.7 million of commission revenues during their 12-month trailing periods prior to their acquisition.

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

Liquidity and Capital Resources

Cash provided from operations and financing transactions has primarily funded our cash requirements. As of December 31, 2006, we had cash and cash equivalents of $10.4 million and working capital of $20.3 million. Additionally, at December 31, 2006, we had available $10.0 million under our revolving credit facility.

Cash provided by operations during 2006 was $1.5 million, as compared to $8.7 million and $7.8 million for the years ended 2005 and 2004. These fluctuations were primarily attributable to contract terminations and changes in working capital components, including decreases in representation contract buyouts receivable of $10.1 million, primarily due to our agreement described below that accelerated and discounted certain buyout payments owed to us by Katz Communications and accounts payable and accrued expenses of $1.6 million and an increase in accounts receivable of $1.7 million.

Net cash provided by investing activities during 2006 was $9.4 million and primarily consisted of $9.9 million in proceeds from the sale of an investment, partially offset by capital expenditure of $0.5 million. Net cash used in investing activities during 2005 and 2004 was $2.4 million and $0.9 million, respectively, and was primarily the result of capital expenditures for computer equipment. The payments in 2005 include $1.8 million of leasehold improvements made to the New York Offices, which are being paid for by the landlord as part of our lease renewal. In addition, the payments made in 2005 and 2004 include $0.1 million and $0.5 million, respectively that were capitalized in 2003.

Cash used for financing activities of $7.4 million during 2006 consisted of $7.5 million of gross repayments on the credit facility offset by $7.5 million of gross borrowings and $7.4 million in payments on representation contract acquisitions. Cash used for financing activities of $4.3 million during 2005 consisted primarily of $6.1 million for the acquisition of representation contracts and, no net change in debt, resulting from the $27.3 million of gross repayments and $27.3 million of gross borrowings on our credit facility, offset by $1.8 million of reimbursement from the New York landlord for leasehold improvements. Cash used for financing activities of $9.6 million during 2004 consisted primarily of $7.0 million for the acquisition of representation contracts and a net $4 million reduction in debt, resulting from the $25.7 million of gross repayments and $21.7 million of gross borrowings on our credit facility, offset by $1.4 million received by us for Class B common stock issued to our Stock Growth Plan.

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

We have a $10 million senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility and an additional $0.2 million of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At December 31, 2006, we had $10.0 million available under our credit facility.

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

During 2006, 2005 and 2004, we implemented various cost efficiency measures, including the termination of several employees. Our liquidity and cash flows will be positively affected by these reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as the other material cost efficiency measures such as lease renegotiations and reductions in consulting, which were implemented in 2006, 2005 and 2004.

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

•

We depend heavily on the services of David E. Kennedy, our new Chief Executive Officer, and Ralph C. Guild, our Chairman of the Board and former Chief Executive Officer, and our inability to retain or replace them could adversely affect our business.

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

Allowance for doubtful accounts

We provide an allowance for doubtful accounts equal to our estimated uncollectible accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. We write off uncollectible accounts after we have exhausted all avenues of collection.

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar year ended December 31, 2006 was 53 weeks, while the broadcast calendar for the years ended December 31, 2005, and 2004 each had 52 weeks.

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

In 2006, we recorded approximately $7.3 million of contract termination revenue primarily related to the termination of our rep contract with the former Susquehanna stations after their acquisition by Cumulus Broadcasting. In 2005, we recorded approximately $20 million of contract termination revenue primarily related to Cumulus Broadcasting and Radio One’s termination of their representation contracts with us. In 2004, we recorded approximately $24.5 million of contract termination revenue substantially all of which was attributable to the Citadel representation contract termination in 2003.

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

Long-Lived Assets

We assess the impairment of our long-lived assets in accordance with SFAS No. 144, which requires testing when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We reevaluate intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining life. SFAS No. 144, which also applies to other long-lived assets such as plant, property and equipment, as well as groups of assets, provides examples of indicators of potential impairment such as: a significant decrease in market price of the asset; a significant adverse change in the extent or manner in which the asset is used; a significant adverse change in legal factors or the business climate; an adverse action or assessment by a regulator; excess cost accumulation for the acquisition or construction of the asset; current period operating cash flow losses combined with a similar history or a projection of future losses; and a more likely than not expectation that the asset will be sold. If any indicators were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), we would perform the next step which is to determine the fair value of the asset and record an impairment, if any.

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

Prior to January 1, 2006 as permitted under generally accepted accounting principles, we accounted for our employee stock-based compensation plan using the intrinsic value method, as prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended the disclosure provisions of SFAS No. 123, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for years ended December 31, 2005 and 2004 in respect of stock options granted during that period.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We do not expect implementation of the standard will have a material effect on our results of operations or financial position.

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

Restructuring and Severance Charges

In 2006, we continued to offer an early retirement program, which was accepted by 43 people, including five executives, to reduce compensation costs on a going forward basis. We accrued $7,274 in 2006 for the 43 terminations, and $3,078 in 2005 for 18 terminations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. See Note 1 to the Consolidated Financial Statements for further discussion.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 11,295,876, 11,295,876, and 10,695,410 for the years ended December 31, 2006, 2005, and 2004, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2006, 2005, and 2004, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 4,173,385, 4,508,885, and 5,166,155 at December 31, 2006, 2005 and 2004.

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

Critical Accounting Estimates for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which revised SFAS No. 123 and supersedes APB 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB

107, which provides interpretive guidance on SFAS No. 123R. Accounting and reporting under SFAS No. 123R is generally similar to the SFAS No. 123 approach. We adopted SFAS 123R on January 1, 2006, under the modified prospective method. For additional information related to No. SFAS 123R, see the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	2012-Thereafter
	(Dollars in Millions)
Long term debt	$99.0	$—	$99.0	$—	$—
Operating leases	41.0	4.8	7.9	5.7	22.6
Interest expense	19.8	9.9	9.9	—	—
Annual fees for accounting services	12.7	3.5	7.5	1.7	—
Representation contract buyouts	2.5	1.8	0.5	0.2	—

Total	$175.0	$20.0	$124.8	$7.6	$22.6

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Because our obligation under the senior secured revolving credit facility bears interest at a variable rate, we are sensitive to changes in prevailing interest rates. A one-point fluctuation in market rates would not have had a material impact on 2007 earnings.

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

(a)    Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b)    Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter of 2006 covered by Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 9B.	OTHER INFORMATION

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Items 10	Through 14 Inclusive.

Not Applicable.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	Documents Filed as Part of this Report

Financial Statements and Supplementary Data.    The following Financial Statements of the Company are filed with this Form 10-K:

Exhibits.    The following Exhibits are filed as part of this Report:

Exhibit No.	Description
3.1(5)	Restated Certificate of Incorporation of Interep
3.2(8)	Certificate of Amendment of the Restated Certificate of Incorporation
3.3(5)	By-Laws of Interep
3.4(13)	Certificate of Correction
4.1(1)	A/B Exchange Registration Rights Agreement, dated July 2, 1998, among Interep, the Guarantors, BancBoston Securities Inc., Loenbaum & Company Incorporated and SPP Hambro & Co., LLC
4.2(1)	Indenture, dated July 2, 1998, between Interep, the Guarantors and Summit Bank
4.3(1)	Form of 10% Senior Subordinated Note (Included in Exhibit 4.2)
4.4(3)	Supplemental Indenture, dated as of March 22, 1999, among American Radio Sales, Inc., Interep, the Guarantors and Summit Bank as Trustee
4.5(6)	Form of Registration Rights Agreement among the Interep Employee Stock Ownership Plan, the Interep Stock Growth Plan and Interep
4.6(8)	Form of Warrant used in connection with issuance of Series A preferred stock and warrants
4.7(10)	Warrant to purchase 225,000 shares of Class A Common Stock of Interep, dated as of November 7, 2002
10.1(1)	Agreement of Lease, dated December 31, 1992, between The Prudential Insurance Company of America and Interep
10.2(2)	Lease, dated January 1, 1990, between Ralph C. Guild, doing business as The Tuxedo Park Executive Conference Center and Interep, as amended by Amendment of Lease, dated December 3, 1998, between Ralph Guild 1990 Trust No. 1 (successor in interest to The Tuxedo Park Executive Conference Center) and Interep
10.3(1)*	Agreement, dated June 29, 1998, between Interep and Ralph C. Guild
10.4(7)*	Amended and Restated Services Agreement, dated as of January 2, 2001, between Interep and Media Financial Services, Inc.
10.5(3)*	Fifth Amended and Restated Employment Agreement, dated as of March 1, 1999, between Interep and Ralph C. Guild

Exhibit No.	Description
10.6(7)*	Amended and Restated Employment Agreement, dated as of April 1, 2000, between Interep and Marc G. Guild
10.7(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1988
10.8(1)*	Amendment and Extension of Option, dated January 1, 1991, between Interep and Ralph C. Guild
10.9(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on January 1, 1991
10.10(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on December 31, 1995
10.11(1)*	Non-Qualified Stock Option granted to Marc G. Guild on January 1, 1991
10.12(1)*	Non-Qualified Stock Option granted to Ralph C. Guild on June 29, 1997
10.13(1)*	Non-Qualified Stock Option granted to Marc G. Guild on June 29, 1997
10.14(1)*	Non-Qualified Stock Option granted to William J. McEntee, Jr. on June 29, 1997
10.15(1)*	Supplemental Income Agreement, dated December 31, 1986, between Interep and Ralph C. Guild
10.16(1)*	Agreement, dated June 18, 1993, between Interep and Ralph C. Guild
10.17(2)*	Non-Qualified Stock Option Granted to Ralph C. Guild on July 10, 1998
10.18(2)*	Non-Qualified Stock Option Granted to Marc G. Guild July 10, 1998
10.19(2)*	Non-Qualified Stock Option Granted to William J. McEntee, Jr. July 10, 1998
10.20(3)*	Non-Qualified Stock Option Granted to Ralph C. Guild, December 16, 1998.
10.21(3)*	Non-Qualified Stock Option Granted to Leslie D. Goldberg, December 16, 1998
10.22(7)*	Non-Qualified Stock Option Granted to Ralph C. Guild on April 25, 2000
10.23(7)*	Non-Qualified Stock Option Granted to Marc G. Guild on April 25, 2000
10.24(7)*	Non-Qualified Stock Option Granted to William J. McEntee on April 25, 2000
10.25(4)*	Form of Indemnification Agreement for directors and officers
10.26(5)*	1999 Stock Incentive Plan
10.27(6)*	Form of Stock Option Agreement
10.28(5)	Lease Agreement, dated as of June 30, 1999 between Bronxville Family Partnership, L.P. and Interep
10.29(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.30(6)*	Agreement, dated as of November 30, 1999 between Interep and Ralph C. Guild
10.31(5)*	Agreement, dated as of November 30, 1999 between Interep and Marc G. Guild
10.32(10)	Credit Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries, Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC
10.33(8)	Form of Stock Purchase Agreement used in connection with issuance of Series A preferred stock and warrants
10.34(8)	Form of Registration Rights Agreement used in connection with issuance of Series A preferred stock and warrants
10.35(10)	Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.36(10)	Guarantee of certain subsidiaries of Interep in favor of Upper Columbia Capital Company, L.L.C. and Guggenheim Investment Management, LLC
10.37(10)	Senior Secured Note of Interep payable to Upper Columbia Capital Company, L.L.C., dated as of November 7, 2002
10.38(10)	Trademark Security Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.39(10)	Pledge Agreement, dated as of November 7, 2002, among Interep, certain of its subsidiaries and Guggenheim Investment Management, LLC
10.40(11)	Agreement, dated as of March 19, 2003, between Interep and George E. Pine
10.41(12)	Loan and Security Agreement, dated as of September 25, 2003, among Interep, each of the entities listed as a guarantor on the signature pages thereto and Commerce Bank, N.A.
10.42(12)	Revolving Note, dated September 25, 2003, payable to the order of Commerce Bank, N.A.

Exhibit No.	Description
10.43(12)	Guaranty, dated September 25, 2003, granted by the entities listed therein as guarantors in favor of Commerce Bank, N.A.
10.44(12)	Pledge Agreement, dated September 25, 2003, among Interep, the other entities listed therein as pledgors and Commerce Bank, N.A.
10.45(13)	Trademark Security Agreement, dated September 25, 2003, between Interep and Commerce Bank, N.A.
10.46(15)	Amendment, dated as of June 20, 2005, to the Fifth Amended and Restated Employment Agreement, between Interep and Ralph C. Guild
10.47(16)	First Amendment, dated as of July 21, 2005 to the Loan and Security Agreement, dated as of September 25, 2003, among Commerce Bank, N.A., Interep National Radio Sales, Inc. and its subsidiaries named therein.
10.48(18)	Termination Agreement, dated September 28, 2006, between Interep National Radio Sales, Inc., and Marc G. Guild
10.49(18)	Termination Agreement, dated October 19, 2006, between Interep National Radio Sales, Inc., and George E. Pine
21.1(17)	Subsidiaries of Interep
23.1	Consent of BDO Seidman, LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)**
32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)**

*	Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.
**	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to Interep’s registration statement on Form S-4 (Registration No. 333-60575), filed with the Commission on August 4, 1998.
(2)	Incorporated by reference to Interep’s registration statement on Form S-4/A-2 (Registration No. 333-60575), filed with the Commission on January 26, 1999.
(3)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999 (File No. 000-28395).
(4)	Incorporated by reference to Interep’s registration statement on Form S-1 (Registration No. 333-88265), filed with the Commission on October 10, 1999.
(5)	Incorporated by reference to Interep’s registration statement on Form S-1/A-1 (Registration No. 333-88265), filed with the Commission on November 8, 1999.

(6)	Incorporated by reference to Interep’s registration statement on Form S-1/A-4 (Registration No. 333-88265), filed with the Commission on December 8, 1999.
(7)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001 (File No. 000-28395).
(8)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 000-28395).
(9)	Incorporated by reference to Interep’s Current Report on Form 8-K date June 20, 2002, filed with the Commission on June 26, 2002 (File No. 000-28395).
(10)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2002, filed with the Commission on November 13, 2002 (File No. 000-28395).
(11)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed with the Commission on April 1, 2003 (File No. 000-28395).
(12)	Incorporated by reference to Interep’s Current Report on Form 8-K dated September 25, 2003, filed with the Commission on September 30, 2003 (File No. 000-28395).
(13)	Incorporated by reference to Interep’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2004, filed with the Commission on August 13, 2004 (File No. 000-28395).
(14)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed with the Commission on March 29, 2004 (File No. 000-28395).
(15)	Incorporated by reference to Interep’s Current Report on Form 8-K dated June 20, 2005, filed with the Commission on June 22, 2005 (File No. 000-28395).
(16)	Incorporated by reference to Interep’s Current Report on Form 8-K dated July 21, 2005, filed with the Commission on July 27, 2005 (File No. 000-28395).
(17)	Incorporated by reference to Interep’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006 (File No. 000-28395).
(18)	Incorporated by reference to Quarterly Report on Form 10-Q for its quarter ended September 30, 2006, filed with the Commission on November 14, 2006 (File No. 000-28395).

(B)	Reports on Form 8-K

We filed the following current reports on Form 8-K during our fourth fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
September 28, 2006	Items 1.01 and 5.02	No
October 10, 2006	Item 5.02	No

INTEREP NATIONAL RADIO SALES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

Interep National Radio Sales, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, capital deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interep National Radio Sales, Inc. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006 the Company adopted Statements of Financial Accounting Standards No. 123(R), Share-Based Payment.

West Palm Beach, Florida March 29, 2007	/s/ BDO Seidman, LLP

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share information)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,426	$6,928
Receivables, less allowance for doubtful accounts of $580 and $623	22,631	20,905
Representation contract buyouts receivable	7,054	12,054
Current portion of deferred representation contract costs	8,654	11,082
Prepaid expenses and other currents assets	1,257	1,616

Total current assets	50,022	52,585

Fixed assets, net	3,170	3,594
Deferred representation contract costs	16,649	21,799
Representation contract buyouts receivable	47	5,123
Investments and other assets	3,568	5,858

	$73,456	$88,959

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$17,669	$19,287
Accrued interest	4,950	4,950
Representation contract buyouts payable	1,758	5,135
Accrued employee related liabilities	5,297	4,358

Total current liabilities	29,674	33,730
Long-term debt	99,000	99,000
Representation contract buyouts payable	697	1,063
Other noncurrent liabilities	6,777	3,644

Total liabilities	136,148	137,437

Commitments and Contingencies

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 128,276 and 123,342 shares issued and outstanding (aggregate liquidation preference—$12,828)	1	1
Class A common stock, $.01 par value—20,000,000 shares authorized, 7,347,262 and 7,022,446 shares issued and outstanding	74	70
Class B common stock, $.01 par value—10,000,000 shares authorized, 3,948,614 and 4,273,430 shares issued and outstanding, convertible into Class A common stock	39	43
Additional paid-in-capital	52,545	52,512
Accumulated deficit	(115,351)	(101,104)

Total capital deficit	(62,692)	(48,478)

	$73,456	$88,959

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Year Ended December 31,
	2006	2005	2004
Revenues:
Commission	$73,891	$80,068	$78,455
Contract termination	7,326	20,001	24,462

Total revenues	81,217	100,069	102,917

Operating expenses:
Selling	70,092	61,462	63,690
General and administrative	10,591	11,541	15,138
Depreciation and amortization	11,667	20,050	19,783

Total operating expenses	92,350	93,053	98,611

Operating (loss) income	(11,133)	7,016	4,306
Interest expense, net	(10,515)	(10,297)	(10,563)
Gain on sale of investment	7,965	—	—
Net undistributed income of equity investee	93	377	84

Loss before income taxes and loss from cumulative change in accounting principle	(13,590)	(2,904)	(6,173)
Income taxes	657	134	261

Loss before cumulative change in accounting principle	(14,247)	(3,038)	(6,434)
Cumulative change in accounting principle	—	—	(598)

Net loss	(14,247)	(3,038)	(7,032)
Preferred stock dividend	506	486	468

Net loss applicable to common shareholders	$(14,753)	$(3,524)	$(7,500)

Basic and diluted loss per common share:
Before cumulative effect of change in accounting principle	$(1.26)	$(0.27)	$(0.60)
Cumulative effect of change in accounting principle	—	—	(0.06)
Preferred stock dividend	(0.05)	(0.04)	(0.04)

Total	$(1.31)	$(0.31)	$(0.70)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

(in thousands except share information)

	Series A Cumulative Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2004	114,037	$1	6,189,460	$62	4,058,699	$40	$51,149	$(91,034)	$(39,782)
Net loss	—	—	—	—	—	—	—	(7,032)	(7,032)
Conversion of common stock	—	—	446,428	4	(446,428)	(4)	—	—	—
Issuance to Stock Growth Plan	—	—	—	—	1,014,384	10	1,362	—	1,372
Issuance of 33,333 shares	—	—	33,333	1	—	—	26	—	27
Preferred dividend	—	—	—	—	—	—	(468)	—	(468)
Issuance of preferred stock dividend	4,561	—	—	—	—	—	456	—	456

Balance, December 31, 2004	118,598	$1	6,669,221	$67	4,626,655	$46	$52,525	$(98,066)	$(45,427)
Net loss	—	—	—	—	—	—	—	(3,038)	(3,038)
Conversion of common stock	—	—	353,225	3	(353,225)	(3)	—	—	—
Preferred dividend	—	—	—	—	—	—	(486)	—	(486)
Issuance of preferred stock dividend	4,744	—	—	—	—	—	473	—	473

Balance, December 31, 2005	123,342	$1	7,022,446	$70	4,273,430	$43	$52,512	$(101,104)	$(48,478)
Net loss	—	—	—	—	—	—	—	(14,247)	(14,247)
Conversion of common stock	—	—	324,816	4	(324,816)	(4)	—	—	—
Non-cash stock based compensation	—	—	—	—	—	—	46	—	46
Preferred dividend	—	—	—	—	—	—	(506)	—	(506)
Issuance of preferred stock dividend	4,934	—	—	—	—	—	493	—	493

Balance, December 31, 2006	128,276	$1	7,347,262	$74	3,948,614	$39	$52,545	$(115,351)	$(62,692)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(14,247)	$(3,038)	$(7,032)
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	11,667	20,050	19,783
Amortization of renewal payments	1,182	241	207
Gain on sale of investment	(7,965)	—	—
Net undistributed income of equity investee	(93)	(377)	(84)
Cumulative change in accounting principle	—	—	598
Non-cash compensation expense	46	—	—
Non-cash consulting expense	—	—	27
Changes in assets and liabilities:
Receivables	(1,726)	3,136	3,544
Representation contract buyouts receivable	10,076	(11,854)	(4,855)
Prepaid expenses and other current assets	359	(332)	(177)
Other noncurrent assets	(246)	(380)	(1,191)
Accounts payable and accrued expenses	(1,631)	1,062	(1,795)
Accrued employee related liabilities	939	678	367
Other noncurrent liabilities	3,133	(454)	(1,587)

Net cash provided by operating activities	1,494	8,732	7,805

Cash flows from investing activities:
Additions to fixed assets	(547)	(2,442)	(918)
Proceeds from sale of investment	9,947	—	—
Increase in other investments	—	—	(5)

Net cash provided by (used in) investing activities	9,400	(2,442)	(923)

Cash flows from financing activities:
Representation contract payments	(7,396)	(6,104)	(6,978)
Gross borrowings on credit facility	7,549	27,330	21,650
Gross repayments on credit facility	(7,549)	(27,330)	(25,650)
Reimbursement by landlord for leasehold improvements	—	1,805	—
Issuance of common stock	—	—	1,372

Net cash used in financing activities	(7,396)	(4,299)	(9,606)

Net increase (decrease) in cash and cash equivalents	3,498	1,991	(2,724)
Cash and cash equivalents, beginning of year	6,928	4,937	7,661

Cash and cash equivalents, end of year	$10,426	$6,928	$4,937

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,961	$9,991	$10,206
Income taxes, net	348	134	261
Non-cash investing and financing activities:
Station representation contracts acquired	$3,654	$4,135	$2,935
Preferred stock dividend	506	486	468
Issuance of warrants and common stock	—	—	27

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

Allowance for doubtful accounts

We provide an allowance for doubtful accounts equal to our estimated uncollectible accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. We write off uncollectible accounts after we have exhausted all avenues of collection.

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the calendar year ended December 31, 2006 was 53 weeks, while the broadcast calendar for the years ended December 31, 2005, and 2004 each had 52 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

Our station representation contracts have stated initial terms, and thereafter usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

representative firm. The purchase price paid by the successor representation firm is generally based upon historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. Costs of obtaining station representation contracts are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. We review the realizability of these deferred costs on a quarterly basis. From time to time, we have paid inducements to extend the life of contracts with our radio groups. These inducement payments are recorded as deferred costs and expensed in the period benefited. Estimated overall amortization for the five years following December 31, 2006 is as follows: 2007–$8,700; 2008–$6,300; 2009–$4,700; 2010–$3,300 and 2011–$1,700.

In 2006, we recorded approximately $7,300 of contract termination revenue primarily related to the termination of our rep contract with the former Susquehanna stations after their acquisition by Cumulus Broadcasting. In 2005, we recorded approximately $20,000 of contract termination revenue primarily related to Cumulus Broadcasting and Radio One’s termination of their representation contracts with us. In 2004, we recorded approximately $24,500 of contract termination revenue substantially all of which was attributable to the Citadel representation contract termination in 2003.

Cash and Cash Equivalents

We consider cash in banks and investments with an original maturity of three months or less to be cash equivalents.

Fixed Assets, net

Furniture, fixtures and equipment are recorded at cost and are depreciated over three to ten-year lives, and leasehold improvements are amortized over the shorter of the lives of the leases or assets, all on a straight-line basis. The cost of such computer software is amortized on a straight-line basis over three years.

Depreciation and Amortization Expense

A summary of annual depreciation and amortization expense is as follows:

	2006	2005	2004
Depreciation of fixed assets	$971	$1,827	$2,314
Amortization of contract acquisition costs	10,049	17,514	16,282
Amortization of other assets	647	709	1,187

	$11,667	$20,050	$19,783

In 2005, the amortization of contract acquisition costs included the writeoff of approximately $3,600 of deferred contract acquisition costs related Cumulus Broadcasting and Radio One’s termination of their representation contracts with us.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

Long-Lived Assets

We assess the impairment of our long-lived assets in accordance with SFAS No. 144, which requires testing when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We reevaluate intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining life. SFAS No. 144, which also applies to other long-lived assets such as plant, property and equipment, as well as groups of assets, provides examples of indicators of potential impairment such as: a significant decrease in market price of the asset; a significant adverse change in the extent or manner in which the asset is used; a significant adverse change in legal factors or the business climate; an adverse action or assessment by a regulator; excess cost accumulation for the acquisition or construction of the asset; current period operating cash flow losses combined with a similar history or a projection of future losses; and a more likely than not expectation that the asset will be sold. If any indicators were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e. the asset is not recoverable), we would perform the next step which is to determine the fair value of the asset and record an impairment, if any.

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

Prior to January 1, 2006 as permitted under generally accepted accounting principles, we accounted for our employee stock-based compensation plan using the intrinsic value method, as

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

prescribed by APB No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123. We implemented the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amended the disclosure provisions of SFAS No. 123, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, Interim Financial Reporting, to require disclosure of those effects in interim financial information. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Operations for years ended December 31, 2005 and 2004 in respect of stock options granted during that period. Had compensation cost for these options been determined consistent with SFAS No. 123 and SFAS No. 148, our net loss applicable to common shareholders, basic and diluted loss per share would have been as follows:

	2005	2004
Net loss applicable to common shareholders, as reported	$(3,524)	$(7,500)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(761)	(807)

Pro forma net loss	$(4,285)	$(8,307)

Loss per share:
Basic and diluted—as reported	$(0.31)	$(0.70)
Basic and diluted—pro forma	$(0.38)	$(0.78)

Pro forma information regarding net income and earnings per share, as presented in Note 1, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 as of its effective date. The weighted averaged fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $0.33 for 2005 and $1.43 for 2004, with the following weighted average assumptions: risk free interest rate of 3.25% for 2005 and 2004; expected volatility factors of 94% and 107% for 2005 and 2004, expected dividend yield of 0% for 2005 and 2004; and estimated option lives of 5 years for 2005 and 2004.

Consistent with prior years, the fair value of each stock option granted during the year ended December 31, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 280%, expected dividend yield of 0%, expected term of 5 years and a risk-free interest rate of 7.00%. The expected volatility is based on our consideration of the historical volatility of our stock based on our historical stock prices. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

A summary of stock option activity as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	4,508,885	$2.00	—	$2
Granted	20,000	0.36	—	2
Exercised	—	—	—	—
Cancelled	(355,500)	1.86	—	—

Options Outstanding at December 31, 2006	4,173,385	$2.00	6.0	$4

Exercisable at December 31, 2006	4,128,383	$2.01	6.0	$3

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2006 was $0.25.

During the year ended December 31, 2006, we expensed $46 as non-cash stock-based compensation. As of December 31, 2006, we had $17 of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.6 years.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We do not expect implementation of the standard will have a material effect on our results of operations or financial position.

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

Restructuring and Severance Charges

In 2006, we continued to offer an early retirement program, which was accepted by 43 people, including five executives, to reduce compensation costs on a going forward basis. We accrued $7,274 in 2006 for the 43 terminations, and $3,078 in 2005 for 18 terminations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. We paid approximately $3,294 and $2,611 of termination benefits during the years ended December 31, 2006 and 2005, and have accreted approximately $203 and $156 of interest expense in 2006 and 2005. At December 31, 2006 and 2005, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $5,888 and $1,705, of which $2,778 and $1,705 are included in accrued employee related liabilities and $3,110 is included in other noncurrent liabilities in 2006.

Loss per Share

Basic loss per share for each of the respective years has been computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the year which was 11,295,876, 11,295,876, and 10,695,410 for the years ended December 31,

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

2006, 2005, and 2004, respectively. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the years ended December 31, 2006, 2005, and 2004, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 4,173,385, 4,508,885, and 5,166,155 at December 31, 2006, 2005 and 2004.

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

Effective July 2004, we applied the principles of Emerging Issues Task Force (“EITF”) No. 03-16 Accounting for Investments in Limited Liability Companies. The effect of this cumulative change in accounting principle is a $598 reduction of our investment in a limited liability company. Beginning July 2004, we began to use the equity method to account for this investment and recognized $93 of income in 2006, $377 in 2005 and $84 in 2004. Prior to 2004, we accounted for our investments using the cost method of accounting, as we do not have the ability to exercise significant influence over operating and financial policies. The total carrying value of these investments was approximately $1,900 in 2005, representing a range of ownership from 8% to 16% of the affiliated companies.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

3.	Fixed Assets

Fixed assets are comprised of the following:

	December 31,
	2006	2005
Furniture and equipment	$20,179	$19,775
Computer software	4,598	4,455
Leasehold improvements	6,987	6,987

	31,764	31,217
Less—Accumulated depreciation and amortization	28,594	27,623

Fixed assets, net	$3,170	$3,594

4.	Employee Stock Plans

Stock Growth Plan

On January 1, 1995, we established the Stock Growth Plan, a qualified stock bonus plan through which certain qualified employee compensation is allocated to the plan. Participation in the Stock Growth Plan is mandatory and non-contributory for all eligible employees. Stock Growth Plan participants are at all times fully vested in their accounts without regard to age or years of service. We make regular quarterly cash contributions to the Stock Growth Plan. For the years ended December 31, 2006, 2005, and 2004, we recorded compensation expense of $2,338, $2,337, and $2,299, in relation to these contributions. Our contributions to the Stock Growth Plan were used to purchase shares of Interep Class B common stock from us in 2004. In 2006 and 2005, no stock was purchased and the funds are in either the Stock Growth Plan or have been transferred to employee 401(K) Plan accounts. No accrual was required as of December 31, 2006 and 2005.

During 2004, the Company issued 1,014,384 shares of Class B common stock to the Interep Stock Growth Plan for net cash proceeds of approximately $1,372. The shares were issued at the estimated current fair market value on the date of issuance, determined based on the trailing 15-day trading average of the Company’s Class A common stock. During 2004, the Stock Growth Plan purchased 14,247 shares of Class A common stock, on the open market at a weighted average fair value of $1.45. As of December 31, 2006 and 2005, the Stock Growth Plan owned 3,302,849 and 3,690,544 Class B common shares, and 529,230 and 576,764 of Class A common shares, representing approximately 33.9% and 37.8% of the Company’s total shares outstanding, before consideration of common stock equivalents. Shares owned by the Stock Growth Plan are recorded as outstanding stock of the Company. Distributions to participants are made in the shares of the Company’s Class B common stock allocated to their plan accounts upon termination of employment.

Stock Options

As discussed in Note 1, Effective January 1, 2006, we adopted SFAS No. 123(R), using the modified prospective application transition method. Under the modified prospective method, we have

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

recorded compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption (using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes). Since we have chosen the modified prospective application transition method, the financial statements for the prior periods have not been restated.

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

A summary of the stock options outstanding during the years ended December 31, 2006, 2005, and 2004 is set forth below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	5,121,405	$3.56
Granted during 2004	95,000	1.81
Forfeited during 2004	(50,250)	2.81

Outstanding at December 31, 2004	5,166,155	$3.53
Granted during 2005	275,000	0.50
Expired during 2005	(915,320)	3.01
Forfeited during 2005	(16,950)	2.81

Outstanding at December 31, 2005	4,508,885	$2.00
Granted during 2006	20,000	0.36
Forfeited during 2006	(355,500)	1.86

Outstanding at December 31, 2006	4,173,385	$2.01

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

The following table summarizes information regarding the stock options outstanding at December 31, 2006, either pursuant to the terms of the Plan or pursuant to the terms of the option grant, if granted prior to the adoption of the Plan:

Number of options outstanding	Number of options exercisable	Exercise Price	Remaining Contractual Life
208,959	208,959	3.80	1.5 Years
731,360	731,360	4.02	1.5 Years
417,920	417,920	4.20	2 Years
397,267	397,267	2.81	3.5 Years
10,000	10,000	3.32	5.5 Years
40,000	40,000	1.73	6.3 Years
20,000	13,332	2.25	7.2 Years
25,000	16,666	2.09	7.7 Years
45,000	15,000	0.46	8.2 Years
200,000	200,000	0.51	8.2 Years
2,057,879	2,057,879	0.69	9 Years
20,000	20,000	0.36	9 Years

4,173,385	4,128,383

On January 2, 2006, we granted 20,000 options to an executive at an exercise price of $0.36, which was the fair market value at the date of grant. These options were fully vested on the date of grant. The weighted averaged fair value for options was estimated at the dates of grant using a Black-Scholes option-pricing model to be $0.25 for the year ended December 31, 2006, with the following weighted average assumptions: risk free interest rate of 7.0%; expected volatility factor of 280%, which is based upon historical volatility; expected dividend yield of 0%; and estimated option lives of 5 years. See Note 1 above for additional information on Stock-based employee compensation.

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

In prior years, we repriced 775,300 options with an exercise price of $8.77 to an exercise price of $2.81, which represented the fair market value on the date of the repricing. In accordance with generally accepted accounting principles, we adopted variable plan accounting for these options from the date of the repricing and reduced compensation expense of $1,251 in 2002. The price of the stock dropped below the repriced levels after trading at prices higher than the repriced levels. No compensation expense was required in 2006 and 2005.

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

Managers’ Incentive Compensation Plans

We maintain various managers’ incentive compensation plans for substantially all managerial employees. The plans provide for incentives to be earned based on attainment of threshold operating profit and market share goals established each year, as defined. We provided approximately $1,851, $1,688, and $1,998 for such compensation during 2006, 2005, and 2004.

401(k) Plan

We have a defined contribution plan, the 401(k) Plan, which covers substantially all employees who have completed ninety days of service with us. Under the terms of the 401(k) Plan, we may contribute a matching contribution percentage determined by, and at the discretion of, the Board of Directors but not in excess of the maximum amount deductible for federal income tax purposes. Company contributions vest to the employees at 20% per year over a five-year period. We contributed $682, $684, and $728 in 2006, 2005, and 2004.

Deferred Compensation Plans

Certain of our subsidiaries maintain deferred compensation plans which cover employees selected at the discretion of management. Participants are entitled to deferred compensation and other benefits under these plans. In 2006, 2005, and 2004, we provided compensation expense of $160, $197, and $67 related to these plans.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

We have agreements with several of our employees to provide supplemental income benefits. The benefits under these plans were fully vested as of December 31, 2006. We provided $98, $114 and $129 in 2006, 2005, and 2004 for these plans, which principally represented interest on the vested benefits. Amounts due under these plans and agreements are $1,649 as of December 31, 2006 and are recorded as accrued expenses $372 and other noncurrent liabilities of $1,277 on our consolidated balance sheets; however, they remain subject to further appreciation/depreciation upon changes in value (as defined).

Other

We have life insurance policies on certain of our executives for which Interep is the beneficiary. Proceeds from these policies will be used to partially fund certain of the retirement benefits under these supplemental agreements. Such policies had cash surrender values of $2,705 and $2,515 as of December 31, 2006 and 2005, and offsetting loans of $1,276 and $1,129, which are included in Investments and Other Assets on the accompanying consolidated balance sheets.

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

Components of income taxes are as follows:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$50	$—	$—
State	607	134	261
Deferred:
Federal	(5,713)	(668)	(2,736)
Valuation Allowance	5,713	668	2,736

Total Income Taxes	$657	$134	$261

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the loss before income taxes for the periods ended December 31, 2006, 2005, and 2004, is as follows:

	2006	2005	2004
Benefit computed at the federal statutory rate of 34%	$(4,827)	$(1,033)	$(2,391)
State and local taxes, net of federal income tax benefit	(609)	(130)	(302)
Change in valuation allowance and other adjustments	5,713	668	2,736
Nondeductible travel and entertainment expense	139	60	135
Nondeductible insurance premiums	(5)	(74)	(29)
Other	246	643	112

Total	$657	$134	$261

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Depreciation and amortization	$3,832	$4,338
Accruals not currently deductible for tax purposes	2,977	1,470
Consolidated net operating loss carryforward	34,292	34,976
Other	1,749	2,534

	42,850	43,318
Deferred tax liabilities:
Buyout receivable	(2,422)	(5,890)
Unamortized representation contracts	(5,794)	(8,069)
Other	(77)	(515)

Net deferred tax asset	34,557	28,844
Valuation allowance	(34,557)	(28,844)

Net deferred tax asset (liability)	$—	$—

As of December 31, 2006 and 2005, we had an accrued federal and state income tax liability of $475 and $166 on our consolidated balance sheets. We have a tax net operating loss of $85,730 as of December 31, 2006 that expires 2018 through 2026.

7.	Long-Term Debt

Long-term debt at December 31, 2006 and 2005 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”). At December 31, 2006 and 2005, there were no advances outstanding under the $10,000 senior secured revolving credit facility, maturing in December 2007. In 2004, the senior secured revolving credit facility was to mature in September 2006, but was amended in July 2005.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At December 31, 2006, the remaining balance is $702.

We have a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200,000 of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility and an additional $200 of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At December 31, 2006, we had $10,000 available under our credit facility.

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

In May 2002, we amended our certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on most matters on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire five years from the date of grant. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,934 and 4,744 shares was paid as of May 1, 2006 and 2005, respectively.

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

During 2006 and 2005, primarily in connection with employee terminations, 324,816 and 353,225 shares of Class B common stock were converted into Class A common stock.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

9.	Related Party Transactions

Since 1997, we have had an agreement with Media Financial Services, Inc., an affiliate of one of our executives, whereby Media Financial Services provides financial and accounting services to us. The fee for these services amounted to approximately $3,400, $3,500, and $3,500 in 2006, 2005 and 2004.

10.	Commitments and Contingencies

At December 31, 2006, we were committed under operating leases, principally for office space, which expire at various dates through 2020. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $5,375, $5,454, and $5,390 in 2006, 2005 and 2004. The noncash portion of rent expense that relates to the effect of free rent and abatements was $336, $157, and $456 for 2006, 2005 and 2004. Future minimum rental commitments under noncancellable operating leases are as follows:

2007	$4,790
2008	4,303
2009	3,558
2010	2,852
2011	2,863
Thereafter	22,608

As of December 31, 2006, the total minimum sublease rentals to be received in the future under noncancellable operating subleases were $1,425.

Representation contract buyouts payable are due over the next five years, as follows:

2007	$1,757
2008	347
2009	201
2010	150
2011	—

We have employment agreements with certain of our officers and employees for terms ranging from two to five years with annual compensation aggregating approximately $4,067. These agreements include escalation clauses (as defined) and provide for certain additional bonus and incentive compensation.

We are involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of our operations.

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at December 31, 2006 exceeded federally insured limits by approximately $9,757. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

11.	Supplemental Information

Interest expense is shown net of interest income of $351, $41, and $36 in 2006, 2005, and 2004.

Revenues from CBS were approximately 29%, 28% and 28% of our total revenues in 2006, 2005 and 2004. CBS also represented approximately 21% and 22% of our trade account receivable in 2006 and 2005. Revenues from Entercom were approximately 11% of our total revenues in 2006. Entercom also represented approximately 14% of our trade account receivable in 2006.

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

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$99,000	$84,645	$99,000	$84,150

We also have a $10,000 senior secured credit facility, none of which was outstanding at December 31, 2006 and 2005.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except share information)

At December 31, 2006, $5,888 of restructuring and severance charges remained in accrued liabilities related to the termination of five executives and 38 other employees during 2006. These payments will continue into 2013. Our liquidity and cash flows will be impacted by these headcount reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as other material cost efficiency measures implemented since 2004.

14.	Quarterly Financial Information (Unaudited)

2006 Quarter Ended	March 31	June 30	September 30	December 31	2006 Year
Commission revenues	$15,135	$18,900	$17,855	$22,001	$73,891
Contract termination revenue	110	270	598	6,348	7,326

Total Revenues	15,245	19,170	18,453	28,349	81,217
Operating expenses	21,785	23,463	25,292	21,810	92,350

Operating (loss) income	$(6,540)	$(4,293)	$(6,839)	$6,539	$(11,133)

Net (loss) income applicable to common shareholders	$(9,193)	$515	$(9,464)	$3,389	$(14,753)

Basic and diluted (loss) income per share	$(0.81)	$0.05	$(0.84)	$0.30	$(1.31)

2005 Quarter Ended	March 31	June 30	September 30	December 31	2005 Year
Commission revenues	$17,447	$21,718	$20,135	$20,768	$80,068
Contract termination revenue	226	13,189	5,943	643	20,001

Total Revenues	17,673	34,907	26,078	21,411	100,069
Operating expenses	20,711	26,359	22,939	23,044	93,053

Operating (loss) income	$(3,038)	$8,548	$3,139	$(1,633)	$7,016

Net (loss) income applicable to common shareholders	$(5,749)	$5,891	$479	$(4,145)	$(3,524)

Basic and diluted (loss) income per share	$(0.51)	$0.52	$0.04	$(0.37)	$(0.31)

Schedule II

INTEREP NATIONAL RADIO SALES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged (credited) to costs and expenses	Deductions	Balance at end of year
December 31, 2004
Allowance for Doubtful Accounts	$808	70	(108)	$770
Valuation Allowance on Deferred Tax Assets	$25,440	2,736	—	$28,176
December 31, 2005
Allowance for Doubtful Accounts	$770	100	(247)	$623
Valuation Allowance on Deferred Tax Assets	$28,176	668	—	$28,844
December 31, 2006
Allowance for Doubtful Accounts	$623	294	(337)	$580
Valuation Allowance on Deferred Tax Assets	$28,844	5,713	—	$34,557

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

April 2, 2007

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ DAVID E. KENNEDY
David E. Kennedy
President and Chief Executive Officer (principal executive officer)

Each person whose signature appears below hereby appoints David E. Kennedy and William J. McEntee, Jr., and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID E. KENNEDY David E. Kennedy	Chief Executive Officer, President, Vice Chairman of the Board and Director	April 2, 2007

/s/ WILLIAM J. MCENTEE, JR. William J. McEntee, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ RALPH C. GUILD Ralph C. Guild	Chairman of the Board and Director	April 2, 2007

/s/ MARC G. GUILD Marc G. Guild	Director	April 2, 2007

/s/ HOWARD M. BRENNER Howard M. Brenner	Director	April 2, 2007

/s/ JOHN PALMER John Palmer	Director	April 2, 2007

/s/ ARNIE SEMSKY Arnie Semsky	Director	April 2, 2007

Exhibit Index

Exhibit Number	Description

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))