Form 10-Q
period 2007-03-31
INTEREP NATIONAL RADIO SALES INC
filed 2007-05-15
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on May 9, 2007, was 7,571,901 shares of Class A Common Stock, and 3,723,975 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$6,957	$10,426
Receivables, less allowance for doubtful accounts of $580	19,070	22,631
Representation contract buyouts receivable	863	7,054
Current portion of deferred representation contract costs	8,258	8,654
Prepaid expenses and other current assets	1,121	1,257

Total current assets	36,269	50,022

Fixed assets, net	2,998	3,170
Deferred representation contract costs	15,663	16,649
Representation contract buyouts receivable	53	47
Investments and other assets	3,445	3,568

	$58,428	$73,456

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$14,062	$17,669
Accrued interest	2,475	4,950
Representation contract buyouts payable	2,187	1,758
Accrued employee-related liabilities	3,377	5,297

Total current liabilities	22,101	29,674
Long-term debt	99,000	99,000
Representation contract buyouts payable	767	697
Other noncurrent liabilities	6,698	6,777

Total liabilities	128,566	136,148

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 128,276 shares issued and outstanding at March 31, 2007 and December 31, 2006) (aggregate liquidation preference—$12,828)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 7,563,905 and 7,347,262 shares issued and outstanding at March 31, 2007 and December 31, 2006	76	74
Class B common stock, $0.01 par value—10,000,000 shares authorized, 3,731,971 and 3,948,614 shares issued and outstanding at March 31, 2007 and December 31, 2006, convertible into Class A common stock	37	39
Additional paid-in-capital	52,427	52,545
Accumulated deficit	(122,679)	(115,351)

Total capital deficit	(70,138)	(62,692)

	$58,428	$73,456

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Commission revenues	$13,356	$15,135
Contract termination revenue	739	110

Total revenues	14,095	15,245

Operating expenses:
Selling expenses	13,939	15,456
General and administrative expenses	2,268	2,782
Depreciation and amortization expense	2,449	3,547

Total operating expenses	18,656	21,785

Operating loss	(4,561)	(6,540)
Net undistributed earnings of equity investee	—	93
Interest expense, net	(2,544)	(2,541)

Loss before income taxes	(7,105)	(8,988)
Income taxes	223	82

Net loss	(7,328)	(9,070)
Preferred stock dividend	128	123

Net loss applicable to common shareholders	$(7,456)	$(9,193)

Basic and diluted loss per share applicable to common shareholders	$(0.66)	$(0.81)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,328)	$(9,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,449	3,547
Amortization of renewal payments	398	57
Net undistributed earnings of equity investee	—	(93)
Non-cash compensation expense	10	18
Changes in assets and liabilities:
Receivables	3,561	4,394
Representation contract buyouts receivable	6,185	3,633
Prepaid expenses and other current assets	136	(282)
Other noncurrent assets	(31)	(61)
Accounts payable and accrued expenses	(3,735)	(3,438)
Accrued interest	(2,475)	(2,474)
Accrued employee-related liabilities	(1,920)	(1,690)
Other noncurrent liabilities	(79)	486

Net cash used in operating activities	(2,829)	(4,973)

Cash flows from investing activities:
Additions to fixed assets	(19)	(63)

Net cash used in investing activities	(19)	(63)

Cash flows from financing activities:
Station representation contract payments	(621)	(748)
Gross borrowings on credit facility	—	7,549
Gross repayments on credit facility	—	(4,436)

Net cash (used in) provided by financing activities	(621)	2,365

Net decrease in cash and cash equivalents	(3,469)	(2,671)
Cash and cash equivalents, beginning of period	10,426	6,928

Cash and cash equivalents, end of period	$6,957	$4,257

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,003	$4,956
Income taxes	508	82
Non-cash investing and financing activities:
Station representation contracts acquired	$1,121	$8
Preferred stock dividend	128	123

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

The consolidated financial statements as of March 31, 2007 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2006, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.

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

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain television stations and internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations and television stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired radio network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the three months ended March 31, 2007 had 12 weeks, while the broadcast calendar for the three months ended March 31, 2006 had 13 weeks. Some broadcast calendar quarters, such as the third quarter of 2007 have 14 weeks.

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

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 11,295,876 for both the three months ended March 31, 2007 and 2006. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the three months ended March 31, 2007 and 2006, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 4,163,687 and 4,210,785 at March 31, 2007 and 2006.

Restructuring and Severance Charges

In 2007, we continued to offer an early retirement program, which was accepted by 4 employees, to reduce compensation costs on a going forward basis. We accrued $420 in the first quarter of 2007 for the 4 terminations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. At December 31, 2006, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $5,888. We paid approximately $1,385 and $842 of termination benefits during the three months ended March 31, 2007 and 2006, and accreted approximately $60 and $35 of interest expense. As of March 31, 2007, the remaining accrual related to the restructuring program was $4,983, of which $2,335 is included in accrued employee related liabilities and $2,648 is included in other noncurrent liabilities.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. As described in Note 1 of the December 31, 2006 Consolidated Financial Report, SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, we have recorded compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption (using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes). Since we have chosen the modified prospective application transition method, the financial statements for the prior interim period have not been restated.

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

A summary of stock option activity as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2007	4,173,385	$2.00	—	$5
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(9,700)	2.81	—	—

Options Outstanding at March 31, 2007	4,163,685	$2.00	5.8	$5

Exercisable at March 31, 2007	4,140,351	$2.01	5.7	$4

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $0.31.

As of March 31, 2007 and 2006, we had $7 and $51, respectively, of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.5 and 1.3 years, respectively.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS Statement No. 109” (“FIN 48”), and effective January 1, 2007, we adopted FIN 48. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from occurring practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.

FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

We are subject to tax audits in the U.S. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

•	Federal—We are subject to U.S. federal tax examinations by tax authorities for the tax years ended 2003 to 2006.

•	State—We are subject to state tax examinations by tax authorities for the tax years ended 2003 to 2006.

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and March 31, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision, however, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement—in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106) (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12 “Omnibus Opinion-1967” (APB 12) (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. We are required to adopt EITF 06-10 effective January 1, 2008. We are currently assessing the impact of this EITF Issue.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period’s presentation.

2. Stock-Based Employee Compensation

On January 2, 2006, we granted 20,000 options to an executive at an exercise price of $0.36, which was the fair market value at the date of grant. These options were fully vested on the date of grant. See Note 1 above for additional information on Stock-based employee compensation. There were no options granted in the first quarter of 2007.

3. Capital Deficit

In May 2002, we amended our restated certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on most matters on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire at various times in 2007. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. A stock dividend for the Series A Stock in the amount of 4,934 was paid as of May 1, 2006.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Long-Term Debt

Long-term debt at March 31, 2007 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”). As of March 31, 2007, there was no outstanding balance on the $10,000 senior secured revolving credit facility, as described below.

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

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At March 31, 2007, the remaining balance is $585.

We have a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200,000 of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility and an additional $200 of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At March 31, 2007, we had $10,000 available under our credit facility.

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendment was entered into on July 21, 2005. The principal change effected by it was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The amendment also revised certain of the financial covenants to more appropriately reflect our current business operations and it revised the definition of “Operating EBITDA” to read as set forth above.

5. Commitments and Contingencies

We are involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of our operations.

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at March 31, 2007 exceeded federally insured limits by approximately $6,121. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

6. Subsequent Events

As previously disclosed in our 2006 Annual Report on Form 10-K, in February 2007, David Kennedy was appointed as our Chief Executive Officer and Vice Chairman of the Board. Mr. Kennedy has over 35 years of experience in the radio industry, most recently as the President and CEO of Susquehanna Media Co., a position he held since December 2004. Mr. Kennedy succeeded Ralph C. Guild as our Chief Executive Officer. At the request of the Board, effective April 1, 2007, Mr. Guild retired from that position and will continue to act as Chairman of the Board of Directors, now a non-executive position. Mr. Guild will receive severance compensation in accordance with the provisions of his employment contract. The present value severance costs of approximately $6,400 related to Mr. Guild’s termination of employment will be expensed in the second quarter of 2007 and paid through February 2012.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Commission revenues. Commission revenues for the first quarter of 2007 decreased to $13.4 million from $15.1 million for the first quarter of 2006, or approximately 11.8%. The majority of this $1.7 million decrease is attributable to the termination of our rep contract with the former Susquehanna stations after their acquisition by Cumulus Broadcasting in 2006 and a 12-week broadcast calendar quarter in 2007 as compared to a 13-week broadcast calendar quarter in 2006.

Contract termination revenue. Contract termination revenue of $0.7 million for the first quarter of 2007 increased $0.6 million, from $0.1 million in the comparable period of 2006.

Selling expenses. Selling expenses for the first quarter of 2007 decreased to $13.9 million from $15.5 million in the first quarter of 2006. The $1.6 million, or 9.8%, decrease was, in large part, attributable to lower compensation costs in 2007 as compared to 2006 resulting from the effect of severance programs implemented in 2006 and 2007 and lower severance costs than in 2006.

General and administrative expenses. General and administrative expenses for the first quarter of 2007 decreased to $2.3 million for the first quarter of 2007 from $2.8 million in the first quarter of 2006. The $0.5 million, or 18.5%, decrease was due to lower legal expenses, as 2006 expenses were higher due to an unconsummated transaction with Oaktree Capital Management in that period.

Operating loss before depreciation and amortization. For the first three months of 2007, we had an operating loss before depreciation and amortization of $2.1 million as compared to $3.0 million for the comparable period of 2006, a decrease of $0.9 million, for the reasons discussed above. Included in operating income before depreciation and amortization in 2007 was $0.7 million of non-recurring contract termination revenue as compared to contract termination revenue of $0.1 million in 2006. Operating (loss) income before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Reconciliation of net loss to operating loss before depreciation and amortization

	March 31, 2007	March 31, 2006
	(dollars in thousands)
Net loss	$(7,328)	$(9,070)
Add back:
Depreciation and amortization	2,449	3,547
Tax provision	223	82
Net undistributed income of equity investee	—	(93)
Interest expense, net	2,544	2,541

Operating loss before depreciation and amortization	$(2,112)	$(2,993)

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.1 million, or 31.0%, during the first quarter of 2007, to $2.4 million from $3.5 million in the first quarter of 2006. This decrease was primarily the result of lower contract acquisition cost amortization in 2007.

Operating loss. Operating loss decreased by $1.9 million, or 30.2%, for the first quarter of 2007 to $4.6 million, as compared to $6.5 million for the first quarter of 2006, for the reasons discussed above.

Interest expense, net. Interest expense, net, of $2.5 million in the first quarter 2007 was essentially the same as in the comparable period of 2006.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first quarter of 2007 of $0.2 million increased $0.1 million, or 172.0%, from $0.1 million in the comparable 2006 period.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the first quarter of 2007 and 2006. All dividends are paid in additional shares of preferred stock and not in cash.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders decreased $1.7 million, or 18.9%, to $7.5 million for the first quarter of 2007, from $9.2 million for the first quarter of 2006, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash used in operations and financing transactions. At March 31, 2007, we had cash and cash equivalents of $7.0 million and working capital of $14.2 million and availability under our senior secured revolving credit facility of $10.0 million.

Net cash used in operating activities during the first quarter of 2007 was $2.8 million as compared to $5.0 million during the first quarter of 2006. This fluctuation was primarily attributable to working capital components, including decreases in representation contracts receivable of $6.2 million and accounts payable and accrued expenses of $3.7 million.

Net cash used in investing activities was attributable to capital expenditures. Net cash used in investing activities during the first quarter of 2007 and 2006 was less than $0.1 million. The payments made in 2006 included $0.1 million, which was capitalized in 2003.

Net cash used in financing activities was $0.6 million during the first quarter of 2007 which consisted of representation contract acquisition payments. Net cash provided by financing activities was $2.4 million during the first quarter of 2006 and consisted of $3.1 million of net borrowings under our credit facility, offset by $0.7 million of representation contract acquisition payments.

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

We have a $10 million senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility and an additional $0.2 million of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At March 31, 2007, we had $10.0 million available under our credit facility.

The amendment was entered into on July 21, 2005. The principal change effected by it was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The amendment also revised certain of the financial covenants to more appropriately reflect our current business operations and it also revised the definition of “Operating EBITDA” to read as set forth above.

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

Our ability to fund our operations and required contract acquisition payments and to make scheduled principal and interest payments will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Given the scheduled maturity of our Senior Subordinated Notes in July 2008, we continue to actively explore alternatives to repay or refinance them. There is no assurance that we will be able to do so on commercially acceptable terms, if at all. We cannot currently predict the effect of our failure to satisfy our obligations under our Senior Subordinated Notes on a timely basis, including the effect on our ability to continue as a going concern.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-K, filed on April 2, 2007, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Item 7 of Part II.

Critical Accounting Estimates for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which revised SFAS No. 123 and supersedes APB 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, which provides interpretive guidance on SFAS No. 123R. Accounting and reporting under SFAS No. 123R is generally similar to the SFAS No. 123 approach. We adopted SFAS 123R on January 1, 2006, under the modified prospective method. For additional information related to No. SFAS 123R, see the Notes to the Unaudited Interim Consolidated Financial Statements of this Form 10–Q.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2007	2008-2009	2010-2011	2012- Thereafter
	(Dollars in Millions)
Long term debt	$99.0	$—	$99.0	$—	$—
Operating leases	39.7	3.5	7.9	5.7	22.6
Interest expense	14.8	4.9	9.9	—	—
Annual fees for accounting services	11.8	2.7	7.5	1.6	—
Representation contract buyouts	3.0	1.8	1.0	0.2	—

Total	$168.3	$12.9	$125.3	$7.5	$22.6

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

Because our obligation under the senior secured revolving credit facility bears interest at a variable rate, we are sensitive to changes in prevailing interest rates. A one-point fluctuation in market rates would not have had a material impact on 2007 earnings to date.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2007 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Item 1A. RISK FACTORS

See “Certain Risk Factors That May Affect Our Results of Operations—Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes in risk factors relevant to us from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B) Reports on Form 8-K

We filed the following current reports on Form 8-K during our first fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
February 8, 2007	Items 5.02 and 9.01	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

May 15, 2007

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