Form 10-Q
period 2007-06-30
INTEREP NATIONAL RADIO SALES INC
filed 2007-08-14
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on August 9, 2007, was 7,630,661 shares of Class A Common Stock, and 3,665,215 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$5,905	$10,426
Receivables, less allowance for doubtful accounts of $526 and $580	18,623	22,631
Representation contract buyouts receivable	599	7,054
Current portion of deferred representation contract costs	8,573	8,654
Prepaid expenses and other current assets	1,364	1,257

Total current assets	35,064	50,022

Fixed assets, net	2,895	3,170
Deferred representation contract costs	13,009	16,649
Representation contract buyouts receivable	50	47
Other assets	3,312	3,568

	$54,330	$73,456

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$13,183	$17,669
Accrued interest	4,950	4,950
Representation contract buyouts payable	1,891	1,758
Accrued employee-related liabilities	4,276	5,297

Total current liabilities	24,300	29,674
Long-term debt	99,000	99,000
Representation contract buyouts payable	605	697
Other noncurrent liabilities	10,411	6,777

Total liabilities	134,316	136,148

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 133,407 and 128,276 shares issued and outstanding at June 30, 2007 and December 31, 2006) (aggregate liquidation preference—$13,341)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 7,622,909 and 7,347,262 shares issued and outstanding at June 30, 2007 and December 31, 2006	76	74
Class B common stock, $0.01 par value—10,000,000 shares authorized, 3,672,967 and 3,948,614 shares issued and outstanding at June 30, 2007 and December 31, 2006, convertible into Class A common stock	37	39
Additional paid-in-capital	52,983	52,545
Accumulated deficit	(133,083)	(115,351)

Total capital deficit	(79,986)	(62,692)

	$54,330	$73,456

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Commission revenues	$16,122	$18,900	$29,478	$34,035
Contract termination revenue	998	270	1,737	380

Total revenues	17,120	19,170	31,215	34,415

Operating expenses:
Selling expenses	13,792	16,955	27,731	32,411
General and administrative expenses	8,670	3,260	10,938	6,042
Depreciation and amortization expense	2,668	3,248	5,117	6,795

Total operating expenses	25,130	23,463	43,786	45,248

Operating loss	(8,010)	(4,293)	(12,571)	(10,833)
Gain on sale of investment	—	7,965	—	7,965
Net undistributed earnings in equity investee	—	—	—	93
Interest expense, net	(2,567)	(2,894)	(5,111)	(5,435)

(Loss) income before provision for income taxes	(10,577)	778	(17,682)	(8,210)
Benefit (provision) for income taxes	173	(136)	(50)	(218)

Net (loss) income	(10,404)	642	(17,732)	(8,428)
Preferred stock dividend	132	127	260	250

Net (loss) income applicable to common shareholders	$(10,536)	$515	$(17,992)	$(8,678)

Basic and fully diluted (loss) income per share applicable to common shareholders	$(0.93)	$0.05	$(1.59)	$(0.77)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(17,732)	$(8,428)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities:
Depreciation and amortization	5,117	6,795
Amortization of renewal payments	921	219
Net undistributed earnings in equity investee	—	(93)
Gain on sale of investment	—	(7,965)
Non-cash compensation expense	185	28
Changes in assets and liabilities:
Receivables	4,008	3,066
Representation contract buyouts receivable	6,452	16,932
Prepaid expenses and other current assets	(107)	418
Other noncurrent assets	(53)	(169)
Accounts payable and accrued expenses	(4,233)	(3,662)
Accrued employee-related liabilities	(1,021)	(2,028)
Other noncurrent liabilities	3,634	442

Net cash (used in) provided by operating activities	(2,829)	5,555

Cash flows from investing activities:
Additions to fixed assets	(108)	(177)
Proceeds from sale of investment	—	9,947

Net cash (used in) provided by investing activities	(108)	9,770

Cash flows from financing activities:
Station representation contract payments	(1,584)	(3,890)
Gross borrowings on credit facility	—	7,549
Gross repayments on credit facility	—	(7,549)

Net cash used in financing activities	(1,584)	(3,890)

Net (decrease) increase in cash and cash equivalents	(4,521)	11,435
Cash and cash equivalents, beginning of period	10,426	6,928

Cash and cash equivalents, end of period	$5,905	$18,363

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,005	$4,962
Income taxes	50	218
Non-cash investing and financing activities:
Station representation contracts acquired	$1,624	$31
Preferred stock dividend	260	250

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

The consolidated financial statements as of June 30, 2007 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2006, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.

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

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain television stations and internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations and television stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired radio network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the three months ended June 30, 2007 and 2006 had 13 weeks, while the broadcast calendar for the six months ended June 30, 2007 and 2006 had 25 weeks and 26 weeks, respectively. Some broadcast calendar quarters, such as the third quarter of 2007 have 14 weeks.

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

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 11,295,876 for both the three and six months ended June 30, 2007 and 2006. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the purposes of determining diluted income (loss) per share applicable to common shareholders for the three months ended June 30, 2006, options to purchase common stock in the amount of 54,759 shares have been assumed to be converted to common shares. For the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted loss per share calculation because of their antidilutive effect were 4,157,587 and 4,153,226 for the three months ended June 30, 2007 and 2006 and 4,157,587 and 4,207,985, for the six months ended June 30, 2007 and 2006.

Restructuring and Severance Charges

In 2007, we continued to strategically restructure the Company to reduce compensation costs on a going forward basis. We accrued $6,867 in the first six months of 2007 for 9 employee terminations, including our former Chief Executive Officer. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. At December 31, 2006, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $5,888. We paid approximately $3,933 and $1,500 of termination benefits during the six months ended June 30, 2007 and 2006, and accreted approximately $121 and $75 of interest expense. As of June 30, 2007, the remaining accrual related to the restructuring program was $8,943, of which $2,974 is included in accrued employee related liabilities and $5,969 is included in other noncurrent liabilities.

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

The fair value of each stock option granted during the six months ended June 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 262%, expected dividend yield of 0%, expected term of 5 years and a risk-free interest rate of 3.25%. The expected volatility is based on our consideration of the historical volatility of our stock based on daily historical stock price observations. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

A summary of stock option activity as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2007	4,173,385	$2.00	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(15,800)	2.81	—	—

Options Outstanding at June 30, 2007	4,157,585	$2.00	5.5	$—

Exercisable at June 30, 2007	4,142,585	$2.00	5.5	$—

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

In April 2007, as part of the termination agreement with an executive office, there was a modification to the term of stock options that had been previously granted and fully vested. As per SFAS No. 123R, a non-cash compensation expense of $173 was recognized to reflect this modification as if the original grants were exchanged on the modification date. However, the actual purchase price per share of these options remains the same.

During the six months ended June 30, 2007 and 2006, we expensed $185 (including the $173 discussed above) and $28, respectively, as non-cash stock-based compensation. As of June 30, 2007 and 2006, we had $5 and $40, respectively, of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.4 and 1.1 years, respectively.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and June 30, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision, however, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Stock-Based Employee Compensation

On January 2, 2006, we granted 20,000 options to an executive at an exercise price of $0.36, which was the fair market value at the date of grant. These options were fully vested on the date of grant. See Note 1 above for additional information on Stock-based employee compensation. There were no options granted in 2007.

3. Capital Deficit

In May 2002, we amended our restated certificate of incorporation for the purpose of establishing a series of preferred stock referred to as the Series A Convertible Preferred Stock (the “Series A Stock”), with the authorization to issue up to 400,000 shares. The Series A Stock has a face value of $100 per share and a liquidation preference in such amount in priority over our Class A and Class B common stock. Each share of the Series A Stock may be converted at the option of the holder at any time into 25 shares of Class A common stock at an initial conversion price of $4.00 per share (subject to anti-dilution adjustments). If the market price of our Class A common stock is $8.00 or more for 30 consecutive trading days, the Series A Stock will automatically be converted into shares of Class A common stock at the then applicable conversion price. The Series A Stock bears a 4% annual cumulative dividend that may be paid in cash or in kind (in additional shares of the Series A Stock) at our discretion. We expect to pay such dividends in kind for the foreseeable future. Holders of shares of the Series A Stock vote on most matters on an “as converted” basis, together with the holders of Class A and Class B common stock. During 2002, we completed a series of private placements to issue 110,000 units for an aggregate purchase price of $11,000. Each unit consists of one share of Series A Stock and 6.25 warrants to acquire an equal number of shares of Class A common stock. The warrants are exercisable at any time from the date of grant and expire at various times in 2007. We allocated the net proceeds of approximately $10,230 from the sale of Series A Stock between the convertible preferred stock and the warrants, both of which are classified in additional paid in capital. We incurred approximately $770 in legal and other costs directly related to the private placements. Stock dividends for the Series A Stock in the amount of 5,131 and 4,934 were paid as of May 1, 2007 and 2006.

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

4. Long-Term Debt

Long-term debt at June 30, 2007 was comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”). As of June 30, 2007, there was no outstanding balance on our $10,000 senior secured revolving credit facility.

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

INTEREP NATIONAL RADIO SALES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At June 30, 2007, the remaining balance is $468.

We have a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200,000 of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility and an additional $200 of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At June 30, 2007, we had $10,000 available under our credit facility.

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

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at June 30, 2007 exceeded federally insured limits by approximately $4,998. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

6. Subsequent Events

On July 12, 2007, Michael Walsh was appointed as our President and Chief Operating Officer. These positions had been vacant since the resignation of George E. Pine in October 2006. Mr. Walsh will report to David Kennedy, our Chief Executive Officer and Vice Chairman of the Board. Mr. Walsh will oversee all of our radio representation subsidiaries, as well as Net Solutions, our unwired network division.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Commission revenues. Commission revenues for the second quarter of 2007 decreased to $16.1 million from $18.9 million for the second quarter of 2006, or approximately 14.7%. The majority of this $2.8 million decrease is attributable to the termination of our representation contract with the former Susquehanna stations after their acquisition by Cumulus Broadcasting in 2006 and a decrease in spending by advertisers at our client stations.

Contract termination revenue. Contract termination revenue in the second quarter of 2007 increased by $0.7 million, to $1.0 million from $0.3 million in the second quarter of 2006, as the value of contracts terminated rose from the very low level in 2006.

Selling expenses. Selling expenses for the second quarter of 2007 decreased to $13.8 million from $17.0 million in the second quarter of 2006. This decrease of $3.2 million, or approximately 18.7%, was, in large part, attributable to lower compensation costs in 2007 as compared to 2006 resulting from the severance programs implemented in 2006 and 2007 and lower severance costs than in 2006.

General and administrative expenses. General and administrative expenses of $8.7 million for the second quarter of 2007 increased $5.4 million, or 166%, from $3.3 million for the second quarter of 2006. This increase was primarily due to the accrual in the second quarter of 2007 of the severance compensation payable to our former Chief Executive Officer that will be paid in accordance with the provisions of his employment contract over the succeeding five years, offset in part by the non-recurrence of expenses that had been previously capitalized in connection with a proposed, but unconsummated transaction with Oaktree Capital Management in 2006.

Operating loss before depreciation and amortization. For the second quarter of 2007, there was an operating loss before depreciation and amortization of $5.3 million, as compared to $1.0 million for the second quarter of 2006, an increase of $4.3 million, for the reasons discussed above. Operating (loss) income before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Reconciliation of net loss (income) to operating loss before depreciation and amortization

	June 30, 2007	June 30, 2006
	(dollars in thousands)
Net (loss) income	$(10,404)	$642
Add back:
Depreciation and amortization	2,668	3,248
Tax (benefit) provision	(173)	136
Gain on sale of investment	—	(7,965)
Interest expense, net	2,567	2,894

Operating loss before depreciation and amortization	$(5,342)	$(1,045)

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.6 million, or 17.9%, during the second quarter of 2007, to $2.7 million from $3.3 million in the second quarter of 2006. This decrease was primarily the result of lower contract acquisition cost amortization in 2007.

Operating loss. Operating loss increased by $3.7 million, or 86.6%, for the second quarter of 2007 to $8.0 million, as compared to $4.3 million for the second quarter of 2006, for the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $0.3 million, or 11.3%, to $2.6 million for the second quarter of 2007, from $2.9 million for the second quarter of 2006. This decrease primarily resulted from greater discounts taken during 2006 as compared to 2007 in connection with the settlement with Katz Communications, Inc. of certain representation contract buyout receivables and payables described below.

Gain on sale of investment. In April 2006, we sold our investment in Burst Media in conjunction with its initial public offering. We realized net proceeds of approximately $9.9 million on the sale. The carrying value of the investment at the time of sale was approximately $2.0 million.

Benefit (provision) for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. There was an income tax benefit of $0.2 million in the second quarter of 2007 as compared to a provision for income taxes of $0.1 million for the comparable 2006 period.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the second quarter of 2007 and 2006. All dividends are paid in additional shares of preferred stock and not in cash.

Net (loss) income applicable to common shareholders. For the second quarter of 2007 our net loss applicable to common shareholders was $10.5 million as compared to net income applicable to common shareholders of $0.5 million for the second quarter of 2006, for the reasons discussed above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Commission revenues. Commission revenues for the first six months of 2007 decreased to $29.5 million from $34.1 million for the first six months of 2006, or approximately 13.4%. The majority of this $4.6 million decrease is attributable to the termination of our representation contract with the former Susquehanna stations after their acquisition by Cumulus Broadcasting in 2006, a decrease in spending by advertisers at our client stations and a 25-week broadcast calendar period in 2007 as compared to a 26-week broadcast calendar period in 2006.

Contract termination revenue. Contract termination revenue in the first six months of 2007 increased by $1.3 million to $1.7 million from $0.4 million in the first six months of 2006, as the value of contracts terminated rose from the very low level in 2006.

Selling expenses. Selling expenses for the first six months of 2007 decreased to $27.7 million from $32.4 million in the first six months of 2006. This decrease of $4.7 million, or approximately 14.4%, was, in large part, attributable to lower compensation costs in 2007 as compared to 2006 resulting from the severance programs implemented in 2006 and 2007 and lower severance costs than in 2006.

General and administrative expenses. General and administrative expenses of $10.9 million for the first six months of 2007 increased $4.9 million, or 81.0%, from $6.0 million for the first six months of 2006. This increase was primarily due to the accrual in the second quarter of 2007 of the severance compensation payable to our former Chief Executive Officer that will be paid in accordance with the provisions of his employment contract over the succeeding five years, offset in part by the non-recurrence of expenses that had been previously capitalized in connection with a proposed, but unconsummated transaction with Oaktree Capital Management in 2006.

Operating loss before depreciation and amortization. For the first six months of 2007, there was an operating loss before depreciation and amortization of $7.4 million, as compared to $4.0 million for the first six months of 2006. This was a change of $3.4 million, for the reasons discussed above.

Reconciliation of net loss to operating loss before depreciation and amortization

	June 30, 2007	June 30, 2006
	(dollars in thousands)
Net loss	$(17,732)	$(8,428)
Add back:
Depreciation and amortization	5,117	6,795
Tax provision	50	218
Gain on sale of investment	—	(7,965)
Net undistributed earnings in equity investee	—	(93)
Interest expense, net	5,111	5,435

Operating loss before depreciation and amortization	$(7,454)	$(4,038)

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.7 million, or 24.7%, during the first six months of 2007, to $5.1 million from $6.8 million in the first six months of 2006. This decrease was primarily the result of lower contract acquisition cost amortization in 2007.

Operating loss. Operating loss increased by $1.7 million, or 16.0%, for the first six months of 2007 to $12.5 million, as compared to $10.8 million for the first six months of 2006, for the reasons discussed above.

Interest expense, net. Interest expense, net, decreased $0.3 million, or 6.0%, to $5.1 million for the first six months of 2007, from $5.4 million for the first six months of 2006. This decrease primarily resulted from greater discounts taken during 2006 as compared to 2007 in connection with the settlement with Katz Communications, Inc. of certain representation contract buyout receivables and payables described below.

Gain on sale of investment. In April 2006, we sold our investment in Burst Media in conjunction with its initial public offering. We realized net proceeds of approximately $9.9 million on the sale. The carrying value of the investment at the time of sale was approximately $2.0 million.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first six months of 2007 was $0.1 million, as compared to $0.2 million for the first six months of 2006.

Preferred stock dividend. We accrued $0.3 million for preferred stock dividends in the first six months of 2007 and 2006. All dividends are paid in additional shares of preferred stock and not in cash.

Net loss applicable to common shareholders. We had net loss applicable to common shareholders of $18.0 million for the first six months of 2007 as compared to $8.7 million for comparable period of 2006, a change of $9.3 million, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash used in operations and financing transactions. At June 30, 2007, we had cash and cash equivalents of $5.9 million and working capital of $10.8 million and availability under our senior secured revolving credit facility of $10.0 million.

Net cash used in operating activities during the first six months of 2007 was $2.8 million, as compared to net cash provided by operations of $5.6 million during the first six months of 2006. This fluctuation was primarily attributable to a higher net loss and to changes in working capital components, including decreases in representation contracts receivable of $6.5 million and accounts receivable of $4.0 million, which were offset in part by decreases in accounts payable and accrued expenses of $4.2 million.

Net cash used in investing activities during the first six months of 2007 consisted of capital expenditures of $0.1 million. Net cash provided by investing activities during the first six months of 2006 was $9.7 million and primarily consisted of $9.9 million in proceeds from the sale of an investment, partially offset by capital expenditure of $0.2 million.

Cash used in financing activities of $1.6 million during the first six months of 2007 consisted entirely of payments on representation contract acquisitions. Cash used in financing activities of $3.9 million during the first six months of 2006 consisted of $7.5 million of gross repayments on the credit facility offset by $7.5 million of gross borrowings and $3.9 million in payments on representation contract acquisitions.

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

Our Notes were issued under an indenture that limits our ability to engage in various activities. Among other things, we are generally not able to pay any dividends to our shareholders, other than dividends payable in shares of common stock; we can only incur additional indebtedness under limited circumstances, and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Notes. Management believes that we are in compliance with these covenants.

Our Notes are redeemable at our option. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Notes at a price equal to 101% of their aggregate principal, plus unpaid interest.

We have a $10 million senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility and an additional $0.2 million of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At June 30, 2007, we had $10.0 million available under our credit facility.

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

We believe that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund our operations and anticipated needs for required representation contract acquisition payments, and to make the required 10% annual interest payments on the Notes, as well as monthly interest payments under our senior secured revolving loan facility, should we make further borrowings under it, for at least the next 12 months. We may not, however, generate sufficient cash flow for these purposes.

Our ability to fund our operations and required contract acquisition payments and to make scheduled interest payments will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Notes mature on July 1, 2008, and it will be necessary for us to raise additional capital to repay, refinance or restructure them before maturity. Accordingly, we continue to actively explore alternatives to do so. There is no assurance, however, that we will be able to do so on commercially acceptable terms, if at all. We cannot currently predict the effect of our failure to satisfy our obligations under our Notes on a timely basis, including the effect on our ability to continue as a going concern.

In June 2006, we agreed with Katz Communications, Inc. to accelerate the payment of certain representation contract buyout receivables, net of certain representation contract buyout payables. This lump sum payment was discounted approximately $0.4 million.

During 2007, 2006, and 2005, we implemented various cost efficiency measures, including the termination of several employees. Our liquidity and cash flows will be positively affected by these reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as the other material cost efficiency measures such as lease renegotiations and reductions in consulting, which were implemented in 2007, 2006 and 2005.

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

•	We will need additional financing to repay, refinance or restructure the Notes and for our future capital needs, which may not be available on favorable terms, if at all.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2007	2008-2009	2010-2011	2012- Thereafter
	(Dollars in Millions)
Long term debt	$99.0	$—	$99.0	$—	$—
Operating leases	40.0	2.4	8.2	6.1	23.3
Interest expense	14.8	4.9	9.9	—	—
Annual fees for accounting services	10.9	1.8	7.5	1.6	—
Representation contract buyouts	2.5	1.4	1.0	0.1	—

Total	$167.2	$10.5	$125.6	$7.8	$23.3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4/4T.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) None.

(b) The Board of Directors does not now have any standing nominating committee or a committee performing similar functions. The entire Board of Directors participates in the director nomination process. Given the relatively small size of our Board of Directors and the fact that three of the six directors are independent, they believe that the participation of the full Board of Directors in this process is appropriate and that a distinct nominating committee is unnecessary. Further, the Board of Directors believes that the participation of the entire Board of Directors, including management directors, is essential to identify candidates who bring experience and skills relevant to our company.

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

(B) Reports on Form 8-K

We filed no reports on Form 8-K during the three months ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

August 14, 2007

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