Form 10-Q
period 2007-09-30
INTEREP NATIONAL RADIO SALES INC
filed 2007-11-14
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on November 9, 2007, was 7,666,521 shares of Class A Common Stock, and 3,629,355 shares of Class B Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$3,412	$10,426
Receivables, less allowance for doubtful accounts of $481 and $580	20,855	22,631
Representation contract buyouts receivable	12,754	7,054
Current portion of deferred representation contract costs	6,937	8,654
Prepaid expenses and other current assets	1,091	1,257

Total current assets	45,049	50,022

Fixed assets, net	2,871	3,170
Deferred representation contract costs	11,875	16,649
Representation contract buyouts receivable	25	47
Other assets	3,314	3,568

	$63,134	$73,456

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$15,853	$17,669
Current maturities of long term debt	102,000	—
Accrued interest	2,475	4,950
Representation contract buyouts payable	604	1,758
Accrued employee-related liabilities	4,066	5,297

Total current liabilities	124,998	29,674
Long-term debt	—	99,000
Representation contract buyouts payable	255	697
Other noncurrent liabilities	10,235	6,777

Total liabilities	135,488	136,148

Capital deficit:
4% Series A cumulative convertible preferred stock, $0.01 par value—400,000 shares authorized, 133,407 and 128,276 shares issued and outstanding at September 30, 2007 and December 31, 2006) (aggregate liquidation preference—$13,341)	1	1
Class A common stock, $0.01 par value—20,000,000 shares authorized, 7,662,504 and 7,347,262 shares issued and outstanding at September 30, 2007 and December 31, 2006	77	74
Class B common stock, $0.01 par value—10,000,000 shares authorized, 3,633,372 and 3,948,614 shares issued and outstanding at September 30, 2007 and December 31, 2006, convertible into Class A common stock	36	39
Additional paid-in-capital	52,851	52,545
Accumulated deficit	(125,319)	(115,351)

Total capital deficit	(72,354)	(62,692)

	$63,134	$73,456

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Commission revenues	$17,367	$17,855	$46,845	$51,890
Contract termination revenue	11,862	598	13,599	978

Total revenues	29,229	18,453	60,444	52,868

Operating expenses:
Selling expenses	13,671	20,135	41,402	52,546
General and administrative expenses	1,728	2,186	12,666	8,228
Depreciation and amortization expense	2,477	2,971	7,594	9,766

Total operating expenses	17,876	25,292	61,662	70,540

Operating income (loss)	11,353	(6,839)	(1,218)	(17,672)
Gain on sale of investment	—	—	—	7,965
Net undistributed earnings in equity investee	—	—	—	93
Interest expense, net	(3,540)	(2,455)	(8,651)	(7,890)

Income (loss) before provision for income taxes	7,813	(9,294)	(9,869)	(17,504)
Provision for income taxes	49	42	99	260

Net income (loss)	7,764	(9,336)	(9,968)	(17,764)
Preferred stock dividend	133	128	393	378

Net income (loss) applicable to common shareholders	$7,631	$(9,464)	$(10,361)	$(18,142)

Basic and fully diluted income (loss) per share applicable to common shareholders	$0.68	$(0.84)	$(0.92)	$(1.61)

The accompanying notes are an integral part of these consolidated financial statements.

INTEREP NATIONAL RADIO SALES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,968)	$(17,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,594	9,766
Amortization of renewal payments	2,442	792
Net undistributed earnings in equity investee	—	(93)
Gain on sale of investment	—	(7,965)
Non-cash compensation expense	186	38
Changes in assets and liabilities:
Receivables	1,776	2,345
Representation contract buyouts receivable	(5,678)	16,137
Prepaid expenses and other current assets	166	538
Other noncurrent assets	(209)	(175)
Accounts payable and accrued expenses	(1,696)	(5,487)
Accrued interest	(2,475)	(2,475)
Accrued employee-related liabilities	(1,231)	(265)
Other noncurrent liabilities	3,458	3,695

Net cash used in operating activities	(5,635)	(913)

Cash flows from investing activities:
Additions to fixed assets	(275)	(212)
Proceeds from sale of investment	—	9,947

Net cash (used in) provided by investing activities	(275)	9,735

Cash flows from financing activities:
Station representation contract payments	(4,104)	(4,940)
Gross borrowings on credit facility	6,582	7,549
Gross repayments on credit facility	(3,582)	(7,549)

Net cash used in financing activities	(1,104)	(4,940)

Net (decrease) increase in cash and cash equivalents	(7,014)	3,882
Cash and cash equivalents, beginning of period	10,426	6,928

Cash and cash equivalents, end of period	$3,412	$10,810

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,972	$9,921
Income taxes	99	260
Non-cash investing and financing activities:
Station representation contracts acquired	$3,141	$1,244
Preferred stock dividend	393	378

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

The consolidated financial statements as of September 30, 2007 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Consolidated Financial Statements for the year ended December 31, 2006, which are available upon request, at our website, www.interep.com, or at the Securities and Exchange Commission website, www.sec.gov. Due to the seasonal nature of our business, the results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.

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

Revenue Recognition

We are a national representation firm serving radio broadcast clients and certain television stations and internet service providers throughout the United States. Commission revenues are derived from sales of advertising time for radio stations and television stations under representation contracts. Commissions and fees are recognized in the month the advertisement is broadcast. In connection with our unwired radio network business, we collect fees for unwired network radio advertising and, after deducting our commissions, remit the fees to the respective radio stations. In instances when we are not legally obligated to pay a station or service provider until the corresponding receivable is paid, fees payable to stations have been offset against the related receivable from advertising agencies in the accompanying consolidated balance sheets. We record all commission revenues on a net basis. Commissions are recognized based on the standard broadcast calendar that ends on the last Sunday in each reporting period. The broadcast calendar for the three months ended September 30, 2007 and 2006 had 14 and 13 weeks, respectively, while the broadcast calendar for the nine months ended September 30, 2007 and 2006 had 39 weeks. Some broadcast calendar quarters, such as the first quarter of 2007 have 12 weeks.

Representation Contract Termination Revenue and Contract Acquisition Costs

Our station representation contracts have stated initial terms, and thereafter usually renew automatically from year to year unless either party provides written notice of termination at least twelve months prior to the next automatic renewal date. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representative firm. The purchase price paid by the successor representation firm is generally based upon historic commission income projected over the remaining contract period plus two months. Income earned from the sale of station representation contracts (contract termination revenue) is recognized on the effective date of the buyout agreement. Costs of obtaining station representation contracts paid to prior representation firms are deferred and amortized over the life of the new contract. Such amortization is included in the accompanying consolidated statements of operations as a component of depreciation and amortization expense. Amounts which are to be amortized during the next year are included as current assets in the accompanying consolidated balance sheets. We review the realizability of these deferred costs on a quarterly basis. From time to time, we have paid amounts to radio groups in connection with extensions of their contracts. Any such payments are recorded as deferred costs and amortized against revenue in the period benefited.

In 2007, we recorded approximately $13,600 of contract termination revenue primarily related to the termination of our rep contract with the Emmis Communications Corporation.

Loss Per Share

Basic loss per share applicable to common shareholders for each of the respective periods has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period, amounting to 11,295,876 for both the three and nine months ended September 30, 2007 and 2006. Diluted loss per share would reflect the potential dilution that could occur if the outstanding options to purchase common stock were exercised. For the purposes of determining diluted income (loss) per share applicable to common shareholders for the three months ended September 30, 2006 and 2007 and the nine months ended September 30, 2007 and 2006, the exercise of outstanding options would have an antidilutive effect and therefore have been excluded from the calculation. Shares issuable under options that have not been included in the fully diluted income (loss) per share calculation because of their antidilutive effect were 4,152,735 and 4,191,135 for the three and nine months ended September 30, 2007 and 2006.

Restructuring and Severance Charges

In 2007, we continued to strategically restructure the Company to reduce compensation costs on a going forward basis. We accrued $6,879 in the first nine months of 2007 for eleven employee terminations, including our former Chief Executive Officer. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded this liability at fair value as of the time the liability was incurred. At December 31, 2006, the accompanying consolidated balance sheets include accruals relating to the restructuring program of $5,888. We paid approximately $4,598 and $2,252 of termination benefits during the nine months ended September 30, 2007 and 2006, and accreted approximately $182 and $133 of interest expense. As of September 30, 2007, the remaining accrual related to the restructuring program was $8,351, of which $2,611 is included in accrued employee related liabilities and $5,740 is included in other noncurrent liabilities.

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

The fair value of each stock option granted during the nine months ended September 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 287%, expected dividend yield of 0%, expected term of 5 years and a risk-free interest rate of 7.0%. The expected volatility is based on our consideration of the historical volatility of our stock based on daily historical stock price observations. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

A summary of stock option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2007	4,173,385	$2.00	6.0	$4
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(20,650)	2.81	—	—

Options Outstanding at September 30, 2007	4,152,735	$2.00	5.2	$—

Exercisable at September 30, 2007	4,137,735	$2.00	5.2	$—

A summary of stock option activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	4,508,885	$2.00	7.0	$2
Granted	20,000	0.36	—	3
Exercised	—	—	—	—
Cancelled	(337,750)	1.91	—	—

Options Outstanding at September 30, 2006	4,191,135	$2.00	6.3	$5

Exercisable at September 30, 2006	4,136,133	$2.01	6.2	$3

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

During the nine months ended September 30, 2007 and 2006, we expensed $186 (including the $173 discussed above) and $38, respectively, as non-cash stock-based compensation. As of September 30, 2007 and 2006, we had $2 and $30, respectively, of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.2 and 0.9 years, respectively.

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

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and September 30, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision, however, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

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

4. Long-Term Debt

The current maturities of long-term debt at September 30, 2007 were comprised of $99,000 in 10.0% Senior Subordinated Notes due July 1, 2008 (the “Notes”) and $3,000 outstanding balance on our $10,000 senior secured revolving credit facility.

The Notes are general unsecured obligations of the Company, and the indenture for the Notes provides, among other things, restrictions on incurring additional indebtedness, payment of dividends, repurchase of equity interests (as defined), creation of liens (as defined), transactions with affiliates (as defined), sales of assets or certain mergers and consolidations. Management believes that we are in compliance with these covenants. The Notes bear interest at the rate of 10.0% per annum, payable semiannually on January 1 and July 1. The Notes are subject to redemption at the option of the Company, in whole or in part. All of our subsidiaries are guarantors of the Notes. Each guarantee is full, unconditional and joint and several with the other guarantees. We have no other assets or operations separate from our investment in the subsidiaries. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Notes at a price equal to 101% of their aggregate principal, plus accrued and unpaid interest.

We capitalized $4,689 of costs incurred in the offering of the Notes which is being amortized over the ten year life of the Notes. At September 30, 2007, the remaining balance is $351.

We have a $10,000 senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200,000 of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2,000 of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $500 in legal and other costs directly related to the revolving credit facility and an additional $200 of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At September 30, 2007, we had $7,000 available under our credit facility. The amendment was entered into on July 21, 2005. The principal change effected by it was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The amendment also revised certain of the financial covenants to more appropriately reflect our current business operations and it revised the definition of “Operating EBITDA” to read as set forth above.

Our revolving credit facility with Commerce Bank, N.A. is scheduled to expire on December 31, 2007. We are in discussions to extend that date. However, we believe that our current net cash together with anticipated cash from continuing operations should be sufficient to fund our currently anticipated operations and needs for required representation contract acquisition payments and to make required interest payments on the Notes through June 30, 2008, even if our revolving credit facility is not extended. These expected sources and uses of cash do not contemplate how we will refinance or restructure the Notes when they become due on July 1, 2008.

We may not generate sufficient cash flow for the uses of funds. Our ability to fund our operations, required contract acquisition payments and scheduled interest payments, to refinance or restructure the Notes and to succeed in our restructuring initiatives will depend on numerous factors beyond our control, including our future performance, and general economic, financial, competitive, legislative, regulatory and other factors. Our Notes mature on July 1, 2008, and it will be necessary for us to restructure the Notes in order to extend their maturity or raise additional capital to repay or refinance them before maturity. Accordingly, we are currently working with Jefferies & Company, Inc. to refinance or restructure the Notes. There is no assurance, however, that we will be able to do so on commercially acceptable terms, if at all. We cannot currently predict the effect of our failure to satisfy our obligations under our Notes on a timely basis, including the effect on our ability to continue as a going concern.

5. Commitments and Contingencies

We are involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of our operations.

We maintain some of our cash in bank deposit accounts, money market funds and certificates of deposits, which at September 30, 2007 exceeded federally insured limits by approximately $2,460. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. We have not experienced any losses in these accounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Report.

Throughout this Report, when we refer to “Interep” or “the Company,” we refer collectively to Interep National Radio Sales, Inc. and all of our subsidiaries unless the context indicates otherwise or as otherwise noted.

Important Note Regarding Forward Looking Statements

Some of the statements made in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward looking statements are contained throughout this Report, including, but not limited to, statements found in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk” and “Legal Proceedings.” You should review the factors noted in “Risk Factors” below for a discussion of some of the things that could cause actual results to differ from those expressed in our forward-looking statements. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward looking information, whether as a result of new information, future events or otherwise.

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

In November 2005, we entered into the television representation business by organizing Azteca America Spot Television Sales, Inc., a dedicated television representation company for the Azteca America network. As with radio representation, we sell advertising on behalf of our television clients. In October 2007, we established a new company, Hispanic Independent Television Sales, Inc., to represent other Hispanic television properties.

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

Restructuring

During 2006 and 2005, we implemented various cost efficiency measures, including the termination of several executives and a significant number of employees. Our liquidity and cash flows will be positively affected by these reductions. It is anticipated that our operations over the long term will further benefit from these terminations as well as the other material cost efficiency measures such as lease renegotiations and reductions in consulting, which were implemented in these years.

In 2007, we continued to strategically restructure the Company to reduce compensation costs on a going forward basis. We accrued $6.9 million in the first nine months of 2007 for eleven employee terminations, including our former Chief Executive Officer. At December 31, 2006, we had accruals relating to the restructuring program of $5.9 million. We paid approximately $4.6 million and $2.3 million of termination benefits during the nine months ended September 30, 2007 and 2006, and accreted approximately $0.2 million and $0.1 million of interest expense. As of September 30, 2007, the remaining accrual related to the restructuring program was $8.4 million, of which $2.6 million is included in accrued employee related liabilities and $5.8 million is included in other noncurrent liabilities.

As part of our continuing efforts to restructure our Notes and, more generally, to enhance our financial framework, we have engaged Jefferies & Company, Inc. (“Jefferies”) to act as our exclusive financial advisor. Jefferies is providing advice and assistance in connection with analyzing, structuring and effecting these transactions, including participation in negotiations with the holders of the Notes, our preferred stock and other interested parties.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Commission revenues. Commission revenues for the third quarter of 2007 decreased to $17.4 million from $17.9 million for the third quarter of 2006, or approximately 2.7%. The majority of this $0.5 million decrease is attributable to the termination of our representation contract with the former Susquehanna stations after their acquisition by Cumulus Broadcasting in 2006 and a decrease in spending by advertisers at our client stations, partially offset by a 14-week broadcast calendar period in 2007 as compared to a 13-week broadcast calendar period in 2006.

Contract termination revenue. Contract termination revenue in the third quarter of 2007 increased by $11.3 million, to $11.9 million from $0.6 million in the third quarter of 2006. Most of this increase was attributable to the termination by Emmis Communications Corporation (“Emmis”) of its representation contract with us at the end of the third quarter of 2007.

Selling expenses. Selling expenses for the third quarter of 2007 decreased to $13.7 million from $20.1 million in the third quarter of 2006. This decrease of $6.4 million, or approximately 32.1%, was, in large part, attributable to lower compensation costs in 2007 as compared to 2006 resulting from the severance programs implemented in 2006 and 2007 and lower severance costs than in 2006.

General and administrative expenses. General and administrative expenses of $1.7 million for the third quarter of 2007 decreased $0.5 million, or 20.9%, from $2.2 million for the third quarter of 2006, primarily due to lower compensation costs and other cost efficiency measures implemented in 2007 and 2006.

Operating income ( loss) before depreciation and amortization. For the third quarter of 2007, there was operating income before depreciation and amortization of $13.8 million, as compared to an operating loss of $3.9 million for the third quarter of 2006, a change of $17.7 million, for the reasons discussed above. Operating income (loss) before depreciation and amortization is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) and should not be considered in isolation from or as a substitute for operating income (loss), net income (loss), cash flow or other GAAP measurements. We believe it is useful in evaluating our performance, in addition to the GAAP data presented, as it is commonly used by lenders and the investment community to evaluate the performance of companies in our industry.

Reconciliation of net income (loss) to operating income (loss) before depreciation and amortization

	Sept 30, 2007	Sept 30, 2006
	(dollars in thousands)
Net income (loss)	$7,764	$(9,336)
Add back:
Depreciation and amortization	2,477	2,971
Tax provision	49	42
Interest expense, net	3,540	2,455

Operating income (loss) before depreciation and amortization	$13,830	$(3,868)

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.5 million, or 16.6%, during the third quarter of 2007, to $2.5 million from $3.0 million in the third quarter of 2006. This decrease was primarily the result of lower contract acquisition cost amortization in 2007.

Operating income (loss). For the third quarter of 2007, we had $11.4 million of operating income as compared to an operating loss of $6.8 million for the third quarter of 2006, for the reasons discussed above.

Interest expense, net. Interest expense, net, increased $1.1 million, or 44.2%, to $3.5 million for the third quarter of 2007, from $2.4 million for the third quarter of 2006. This increase primarily resulted from the present value discounts taken during 2007 in connection with the payment of certain representation contract buyout receivables.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for third quarter of 2007 and 2006 was less than $0.1 million.

Preferred stock dividend. We accrued $0.1 million for preferred stock dividends in the third quarter of 2007 and 2006. All dividends are paid in additional shares of preferred stock and not in cash.

Net income (loss) applicable to common shareholders. For the third quarter of 2007 our net income applicable to common shareholders was $7.6 million as compared to net loss applicable to common shareholders of $9.5 million for the third quarter of 2006, for the reasons discussed above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Commission revenues. Commission revenues for the first nine months of 2007 decreased to $46.9 million from $51.9 million for the first nine months of 2006, or approximately 9.7%. The majority of this $5.0 million decrease is attributable to the termination of our representation contract with the former Susquehanna stations after their acquisition by Cumulus Broadcasting in 2006 and a decrease in spending by advertisers at our client stations.

Contract termination revenue. Contract termination revenue in the first nine months of 2007 increased by $12.6 million to $13.6 million from $1.0 million in the first nine months of 2006. Most of this increase was attributable to the termination by Emmis of its representation contract with us as at the end of the third quarter of 2007.

Selling expenses. Selling expenses for the first nine months of 2007 decreased to $41.4 million from $52.5 million in the first nine months of 2006. This decrease of $11.1 million, or approximately 21.2%, was, in large part, attributable to lower compensation costs in 2007 as compared to 2006 resulting from the severance programs implemented in 2006 and 2007 and lower severance costs than in 2006.

General and administrative expenses. General and administrative expenses of $12.6 million for the first nine months of 2007 increased $4.4 million, or 53.9%, from $8.2 million for the first nine months of 2006. This increase was primarily due to the accrual in the second quarter of 2007 of the severance compensation payable to our former Chief Executive Officer that will be paid in accordance with the provisions of his employment contract over the succeeding five years, offset in part by the non-recurrence of expenses that had been previously capitalized in connection with a proposed, but unconsummated transaction with Oaktree Capital Management in 2006.

Operating income (loss) before depreciation and amortization. For the first nine months of 2007, there was operating income before depreciation and amortization of $6.4 million, as compared to an operating loss before depreciation and amortization of $7.9 million for the first nine months of 2006. This was a change of $14.3 million, for the reasons discussed above.

Reconciliation of net loss to operating income (loss) before depreciation and amortization

	Sept 30, 2007	Sept 30, 2006
	(dollars in thousands)
Net loss	$(9,968)	$(17,764)
Add back:
Depreciation and amortization	7,594	9,766
Tax provision	99	260
Gain on sale of investment	—	(7,965)
Net undistributed earnings in equity investee	—	(93)
Interest expense, net	8,651	7,890

Operating income (loss) before depreciation and amortization	$6,376	$(7,906)

Depreciation and amortization expense. Depreciation and amortization expense decreased $2.2 million, or 22.2%, during the first nine months of 2007, to $7.6 million from $9.8 million in the first nine months of 2006. This decrease was primarily the result of lower contract acquisition cost amortization in 2007.

Operating loss. Operating loss decreased by $16.5 million, or 93.1%, for the first nine months of 2007 to $1.2 million, as compared to $17.7 million for the first nine months of 2006, for the reasons discussed above.

Interest expense, net. Interest expense, net, increased $0.8 million, or 9.6%, to $8.7 million for the first nine months of 2007, from $7.9 million for the first nine months of 2006. This increase primarily resulted from higher present value discounts taken during 2007 than 2006 in connection with the payment of certain representation contract buyout receivables and payables.

Gain on sale of investment. In April 2006, we sold our investment in Burst Media in conjunction with its initial public offering. We realized net proceeds of approximately $9.9 million on the sale. The carrying value of the investment at the time of sale was approximately $2.0 million.

Provision for income taxes. Our current and deferred income taxes, and associated valuation allowances, are affected by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions affecting related income tax balances. The provision for income taxes for the first nine months of 2007 was $0.1 million, as compared to $0.3 million for the first nine months of 2006.

Preferred stock dividend. We accrued $0.4 million for preferred stock dividends in the first nine months of 2007 and 2006. All dividends are paid in additional shares of preferred stock and not in cash.

Net loss applicable to common shareholders. We had net loss applicable to common shareholders of $10.4 million for the first nine months of 2007 as compared to $18.2 million for comparable period of 2006, a change of $7.8 million, for the reasons discussed above.

Liquidity and Capital Resources

Our cash requirements have been primarily funded by cash used in operations and financing transactions. At September 30, 2007, we had cash and cash equivalents of $3.4 million, a working capital deficit of $79.9 million and availability under our senior secured revolving credit facility of $7.0 million. As our Notes are due on July 1, 2008, they are now classified as current obligations, resulting in the working capital deficit. As part of our continuing efforts to restructure our Notes and, more generally, to enhance our financial framework, we have engaged Jefferies to act as our financial advisor. At this time, we believe that we have sufficient cash flows to meet our other obligations as they come due and we expect that to continue.

Net cash used in operating activities during the first nine months of 2007 was $5.6 million, as compared to $0.9 million during the first nine months of 2006. This fluctuation was primarily attributable to changes in working capital components, including an increase in representation contracts receivable of $5.7 million and a decrease in accounts payable and accrued expenses of $1.7 million, which were offset in part by a decrease in accounts receivable of $1.8 million.

Net cash used in investing activities during the first nine months of 2007 consisted of capital expenditures of $0.3 million. Net cash provided by investing activities during the first nine months of 2006 was $9.7 million and primarily consisted of $9.9 million in proceeds from the sale of an investment, partially offset by capital expenditures of $0.2 million.

Cash used in financing activities of $1.1 million during the first nine months of 2007 consisted of $6.6 million of gross repayments on the credit facility offset by $3.6 million of gross borrowings and $4.1 million in payments on representation contract acquisitions. Cash used in financing activities of $4.9 million during the first nine months of 2006 consisted of $7.5 million of gross repayments on the credit facility offset by $7.5 million of gross borrowings and $4.9 million in payments on representation contract acquisitions.

In general, as we acquire new representation contracts, we use more cash and, as our contracts are terminated, we receive additional cash. For the reasons noted above in “Overview”, we are not able to predict the amount of cash we will require for contract acquisitions, or the cash we will receive on contract terminations, from period to period. In June 2006, we agreed with Katz Communications, Inc. (“Katz”) to accelerate the payment of certain representation contract buyout receivables, net of certain representation contract buyout payables. This lump sum payment was discounted approximately $0.4 million. Subsequently, we agreed with Katz to accelerate the payment of certain other representation contract buyout receivables. This lump sum payment was discounted approximately $1.0 million and we recorded the net receivable as of September 30, 2007.

We do not have any written options on financial assets, nor do we have any special purpose entities.

Our Notes were issued under an indenture that limits our ability to engage in various activities. Among other things, we are generally not able to pay any dividends to our shareholders, other than dividends payable in shares of common stock, we can only incur additional indebtedness under limited circumstances, and certain types of mergers, asset sales and changes of control either are not permitted or permit the note holders to demand immediate redemption of their Notes. Management believes that we are in compliance with these covenants.

Our Notes are redeemable at our option. If certain events occurred which would be deemed to involve a change of control under the indenture, we would be required to offer to repurchase all of the Notes at a price equal to 101% of their aggregate principal, plus accrued and unpaid interest.

We have a $10 million senior secured revolving credit facility with Commerce Bank, N.A. that enables us to efficiently manage our cash, as we may borrow, repay and re-borrow funds as needed. The term of the credit facility expires on December 31, 2007. The credit facility is secured by a first priority lien on all of our and our subsidiaries’ property and assets, tangible and intangible. Interest is payable monthly on the borrowings at rates based on either a prime rate or LIBOR, plus a premium of 1% for prime rate borrowings, and 4% for LIBOR borrowings. In addition to covenants similar to those in the indenture governing the Notes, the credit facility requires, among other things, that we (i) maintain certain 12-month trailing Operating EBITDA levels (“Operating EBITDA”, defined in the Loan and Security Agreement for any period as: (a) Net Income (Loss), plus (b) all taxes on income plus state and local franchise and corporation taxes paid by the Borrower and any of its Subsidiaries plus (c) all interest expense deducted in determining such Net Income, plus (d) all depreciation and amortization expense and other non-cash charges (including, without limitation, non-cash charges resulting from the repricing of employee stock options), plus (e) severance costs expensed but not yet paid in cash, less (f) extraordinary gains, plus (g) extraordinary losses, less (h) Contract Termination Revenue, but plus Contract Termination Revenue received in cash and (i) less Contract Acquisition Payments, in each case for such period, in each case in connection with Borrower and its Subsidiaries, on a consolidated basis); (ii) have a certain minimum accounts receivable balance as of the end of each quarter; (iii) have not less than $200 million of representation contract value (as defined) as of the end of each quarter; and (iv) have not less than $2 million of cash and cash equivalents as of the end of each quarter. Management believes that we are in compliance with these covenants. We incurred approximately $0.5 million in legal and other costs directly related to the revolving credit facility and an additional $0.2 million of such costs related to an amendment of the revolving credit facility in July 2005, which are being amortized as interest expense over the life of the extended facility. Substantially all of our subsidiaries, jointly, severally and unconditionally guarantee the credit facility. At September 30, 2007, we had $7.0 million available under our credit facility. The amendment was entered into on July 21, 2005. The principal change effected by it was to extend the term of our revolving credit facility from September 25, 2006 through December 31, 2007. The amendment also revised certain of the financial covenants to more appropriately reflect our current business operations and it also revised the definition of “Operating EBITDA” to read as set forth above.

Our revolving credit facility with Commerce Bank, N.A. is scheduled to expire on December 31, 2007. We are in discussions to extend that date. However, we believe that our current net cash together with anticipated cash from continuing operations, should be sufficient to fund our currently anticipated operations and needs for required representation contract acquisition payments and to make required interest payments on the Notes through June 30, 2008, even if our revolving credit facility is not extended. These expected sources and uses of cash do not contemplate how we will refinance or restructure the Notes when they become due on July 1, 2008.

We may not generate sufficient cash flow for the uses of funds described above. Our ability to fund our operations, required contract acquisition payments and scheduled interest payments, to refinance or restructure the Notes and to succeed in our restructuring initiatives will depend on numerous factors beyond our control, including our future performance, and general economic, financial, competitive, legislative, regulatory and other factors. Our Notes mature on July 1, 2008, and it will be necessary for us to restructure the Notes in order to extend their maturity or raise additional capital to repay or refinance them before maturity. Accordingly, as discussed above, we are currently working with Jefferies to refinance or restructure the Notes. There is no assurance, however, that we will be able to do so on commercially acceptable terms, if at all. We cannot currently predict the effect of our failure to satisfy our obligations under our Notes on a timely basis, including the effect on our ability to continue as a going concern. For more information about these risks, see Part II, Item 1A, “Risk Factors.”

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Remainder 2007	2008-2009	2010-2011	2012- Thereafter
	(Dollars in Millions)
Long term debt	$102.0	$3.0	$99.0	$—	$—
Operating leases	38.8	1.2	8.2	6.1	23.3
Interest expense	9.9	—	9.9	—	—
Annual fees for accounting services	10.0	0.9	7.5	1.6	—
Representation contract buyouts	0.9	0.4	0.5	—	—

Total	$161.6	$5.5	$125.1	$7.7	$23.3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under that Act) as of the end of the period covered by this Report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2007 covered by this Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

The following factors are some, but not all, of the variables that may have an impact on our business and results of operations:

Our restructuring initiatives may have a material adverse effect on our operations and may not be successful.

We are pursuing several restructuring initiatives. During 2007, 2006 and 2005, we implemented various cost efficiency measures, including the termination of several executives and a significant number of employees, lease renegotiations and reductions in consulting. While it is anticipated that our operations over the long term will benefit from these steps, there can be no assurance that such limitations will have such effect. Furthermore, the termination of certain members of senior management have increased our termination and severance payment obligations, which could have a negative impact on our cash flow and liquidity. Additionally, our Notes mature on July 1, 2008. We are seeking to refinance or restructure the Notes prior to their scheduled maturity. We cannot assure you that we will be successful in doing so. Our access to capital markets in the future to refinance such indebtedness is likely to be limited. If we were unable to refinance this obligation, it would have a material adverse impact on our liquidity, financial position and capital resources and would adversely affect our ability to continue as a going concern.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations to make scheduled payments on our indebtedness will depend on our future financial performance, among other things. Our future performance will be affected by a range of economic, competitive and business factors that we cannot control, including general economic and financial conditions in our industry or the economy generally. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings. If the amounts outstanding under the senior revolving credit facility or the Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to others.

We depend heavily on certain key personnel

We depend heavily on the services of David E. Kennedy, our Chief Executive Officer, Michael J. Walsh, our Chief Operating Officer, and Ralph C. Guild, our Chairman of the Board and former Chief Executive Officer, and our inability to retain or replace them could adversely affect our business.

Changes in the ownership of our radio station clients and other factors may adversely affect our ability to generate the same levels of revenue and operating results.

Changes in the ownership of our radio station clients, in the demand for radio advertising, in our expenses, in the types of services offered by our competitors, and in general economic factors may adversely affect our ability to generate the same levels of revenue and operating results. We believe that these factors have contributed to significant fluctuations in our revenues and operating results, and it is likely that these fluctuations will continue.

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

Our ability to acquire and maintain representation contracts will have a significant impact on our revenues and cash flows

Our success depends on our ability to maintain and enter into new representation contracts with radio stations. Client representation contracts may be terminated prior to their stated expirations subject, in most cases, to the payment of buyout amounts or termination payments as provided in such contracts. The change of ownership of a client station frequently results in a change of representation firm. Consolidation in the radio industry has increased as a result of the Telecommunications Act of 1996, resulting in larger station groups. As station groups have become larger, they have gained bargaining power with representation firms over rates and terms. As a result, we continually compete for both the acquisition of new client stations as well as the maintenance of existing relationships. Due to the intense competition and volatility of the business, there can be no assurance that we will continue to acquire new contracts or that we will be able to maintain our existing representation contracts under their existing terms, if at all. Our failure to acquire and maintain client representation contracts or to maintain the level of our commission rates would likely have an adverse effect on our results of operations.

We face intense competition from a company with greater financial and other resources than we have.

We continually compete with other rep firms not only in acquiring new client stations, but also in preserving our existing clients. Generally, clients may terminate their representation, or “rep,” contracts with us by paying a buyout amount. Interep’s only significant competitor in the radio representation business is Katz Media Group, Inc., a subsidiary of Clear Channel Communications, Inc., a major company that has significantly greater financial and other resources than us. We also face potential competition from national radio networks, syndicators and other brokers of radio advertising. Our Internet advertising business also faces competition from other Internet advertisers.

Because the change of ownership of a client station frequently results in a change of rep firm, the consolidation in the radio industry has increased the frequency of the termination of rep contracts. The loss of a significant number of clients as a result of industry consolidation could harm our business. More generally, radio and Internet advertising must also compete for a share of advertisers’ total advertising budgets with other advertising media such as television, cable, print and outdoor advertising. Additionally, technological innovation may create other types of competition for radio stations and Internet companies and, as a consequence, for us. If advertisers do not perceive radio or the Internet as an effective advertising medium, they may shift a greater portion of their advertising budgets from radio to other media, which will aversely affect our business.

Our business is dependent on the level of demand for radio advertising, which in turn depends on general and regional economic conditions, which are outside of the company’s control.

Our business is dependent on the level of demand for radio advertising time, which in turn depends on general and regional economic conditions, which are outside of the company’s control. In particular, the financial performance of the company will depend in part on the radio broadcasting industry maintaining or increasing its current level of national advertising revenues. Any significant decline in national spot radio advertising billings could have a material adverse effect on the company. While total expenditures for national spot radio advertising have generally increased over time, the rate of growth of such expenditures tends to decrease in times of economic downturn, and gross expenditures may actually decline, as they did in the recessionary years of 1991 and 1992. Accordingly, there can be no assurance as to the future levels of radio advertising or national spot radio advertising expenditures.

We rely on a limited number of clients for a significant portion of our revenues.

Due in part to the consolidation in the radio broadcast industry, we generate much of our revenues from a limited number of clients. For the year ended December 31, 2006, no station or station group, other than CBS Broadcasting Corporation and Entercom Communications Corp., accounted for more than 10% of our commission revenues. We would lose a significant amount of revenues if a major client terminated its contract.

We have a significant amount of indebtedness that may limit our financial and operating flexibility

Our significant indebtedness may burden our operations, which could make us more vulnerable to general adverse economic and industry conditions, make it more difficult to obtain additional financing when needed, reduce our cash flow from operations to make payments of principal and interest and make it more difficult to react to changes in our business and industry.

The Notes and the guarantees are structurally subordinated to our and the guarantors’ secured debt to the extent of the value of the collateral securing the debt.

Our Notes are subordinated in right of payment to all current and future senior indebtedness of the company and its subsidiaries, each of which is a guarantor of the Notes. However, the indenture provides that we may not, and may not permit any of our subsidiaries to, incur or otherwise become liable for any indebtedness that is subordinate or junior in right of payment to any senior indebtedness and senior in any respect in right of payment to the Notes or any of the guarantees. On any distribution to our creditors in a liquidation or dissolution or in a bankruptcy, reorganization, insolvency, receivership or similar proceeding relating to us or our property, the senior lenders will be entitled to be paid in full before any payment may be made with respect to the Notes. In addition, the subordination provisions of the indenture provide that payments with respect to the Notes will be blocked in the event of a payment default on certain senior indebtedness and may be blocked for up to 179 days each year in the event of certain non-payment defaults on certain senior indebtedness. In the event of a bankruptcy, liquidation or reorganization, holders of the Notes will participate ratably with all holders of our subordinated indebtedness that is deemed to be of the same class as the Notes, and potentially with all of our other general creditors, based on the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, there can be no assurance that there would be sufficient assets to pay amounts due on the Notes. As a result, holders of Notes may receive less, ratably, than the holders of senior indebtedness.

Our Stock Growth Plan has a voting majority with respect to the matters presented to our shareholders. The concentrated ownership of our common stock and certain corporate governance arrangements may prevent Class A stockholders from influencing significant corporate decisions. In addition, the interests of our controlling and significant shareholders may conflict with the interests of our other shareholders.

Our Stock Growth Plan, the trustees of which are Ralph Guild and Marc Guild, currently beneficially owns a large majority of our Class B common stock and a significant amount of our Class A Common Stock, which together represent approximately 63.6% of the total voting power of our capital stock. While employee participants in the Stock Growth Plan have the right to direct the votes of the shares allocated to them with respect to certain significant matters, the trustees of the Stock Growth Plan have the authority to vote all shares held by the Stock Growth Plan in their discretion with regard to all other matters, including the election of directors. In addition, Ralph Guild and Marc Guild own or have the right to acquire on exercise of options (all of which are currently at an exercise price in excess of the current market price) a significant number of shares of our Class A and Class B common stock as individuals, which in the aggregate would comprise 43.3% of the total voting power of our capital stock. Accordingly, these persons generally have the ability to strongly influence or control all matters requiring shareholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the outcome of significant corporate transactions. For example, they could cause us to make acquisitions that increase the amount of indebtedness or outstanding common stock or sell revenue-generating assets. We cannot assure you that the interests of the Stock Growth Plan and its trustees or the interests of Ralph Guild and Marc Guild as individuals will always coincide with the interests of the holders of our Class A common stock. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock may make us a less attractive takeover target.

Anti-takeover provisions of our charter and by-laws, as well as New York law, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

The anti-takeover provisions of New York law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include the division of our capital stock into Class A common stock, entitled to one vote per share, and Class B common stock, entitled to 10 votes per share, the majority of which Class B common stock is beneficially owned or controlled by the Stock Growth Plan and Ralph Guild and Marc Guild; the authority of our Board to issue preferred stock on such terms as our Board may determine; the absence of cumulative voting in the election of directors and the division of our board into three classes; limitations on who may call special meetings of stockholders; advance notice requirements for stockholder proposals; and stockholder super-majority voting requirements to amend certain provisions of the charter.

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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(A) Documents Filed as Part of this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b)) (furnished herewith)*

*	The information furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(B) Reports on Form 8-K

We have filed the following current reports on Form 8-K during our third fiscal quarter:

Date of Report	Items Reported	Financial Statements Filed
July 12, 2007	Item 5.02	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

November 14, 2007

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