Form 10-K/A
period 2006-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2007-12-11
CIK 796735

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on December 10, 2007, was 7,667,259 shares of Class A Common Stock, and 3,628,617 shares of Class B Common Stock.

The registrant hereby amends Item IV of its Annual Report on Form 10-K filed on April 2, 2007 by the substitution of a revised Report of Independent Registered Public Accounting Firm in order to clarify that the consolidated statements of operations, capital deficit, and cash flows for each of the three years in the period ending December 31, 2006 were audited by registrant’s independent auditors.

2

Report of Independent Registered Public Accounting Firm

Board of Directors

Interep National Radio Sales, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Interep National Radio Sales, Inc. (a New York corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, capital deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

West Palm Beach, Florida	/s/ BDO Seidman, LLP
March 29, 2007

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York.

December 11, 2007

INTEREP NATIONAL RADIO SALES, INC.

By:	/s/ DAVID E. KENNEDY
David E. Kennedy
Chief Executive Officer and Vice Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DAVID E. KENNEDY	Chief Executive Officer and Vice Chairman of the Board	December 11, 2007
David E. Kennedy

*	Chairman of the Board and Director	December 11, 2007
Ralph C. Guild

*	President, Marketing Division; Director	December 11, 2007
Marc G. Guild

*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2007
William J. McEntee, Jr.

*	Director	December 11, 2007
Howard M. Brenner

*	Director	December 11, 2007
John E. Palmer

*	Director	December 11, 2007
Arnie Semsky

*By:	/S/ DAVID E. KENNEDY
David E. Kennedy
Attorney In Fact