Form 10-K/A
period 2006-12-31
INTEREP NATIONAL RADIO SALES INC
filed 2008-03-14
CIK 796735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 7, 2008, was 7,723,939 shares of Class A Common Stock, and 3,571,937 shares of Class B Common Stock.

The registrant hereby amends Item IV of its Annual Report on Form 10-K filed on April 2, 2007 by the substitution of a revised Report of Independent Registered Public Accounting Firm in order to clarify that the consolidated statements of operations, capital deficit, and cash flows for each of the three years in the period ending December 31, 2006 were audited by registrant’s independent auditors. Such revised Report was first filed with the Securities and Exchange Commission under cover of Form 10-K/A on December 11, 2007 and is being supplemented in this Form 10-K/A by (i) the refiling of the registrant’s financial statements for the period reported on in such Report, which financial statements are unchanged from those originally filed on April 2, 2007, and (ii) the filing of an updated Consent of Independent Registered Public Accounting Firm (Exhibit 23.1).

2

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

March 14, 2008

INTEREP NATIONAL RADIO SALES, INC.

By:	/S/ DAVID E. KENNEDY
David E. Kennedy
Chief Executive Officer and Vice Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DAVID E. KENNEDY	Chief Executive Officer and Vice Chairman of the Board	March 14, 2008
David E. Kennedy

*	Chairman of the Board and Director	March 14, 2008
Ralph C. Guild

*	President, Marketing Division; Director	March 14, 2008
Marc G. Guild

*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008
William J. McEntee, Jr.

*	Director	March 14, 2008
Howard M. Brenner

*	Director	March 14, 2008
John E. Palmer

*	Director	March 14, 2008
Arnie Semsky

*By:	/S/ DAVID E. KENNEDY
David E. Kennedy
Attorney In Fact

Exhibit Index

Exhibit Number	Description

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350(a), (b))